Form 10-Q
period 1994-07-02
NCC INDUSTRIES INC
filed 1994-08-12
CIK 70855

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   __________

(MARK ONE)                          FORM 10-Q

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----            OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended July 2, 1994.

   -----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____ to _____

                        Commission file number 0-3305


                             NCC INDUSTRIES, INC.
          --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                      Delaware                           62-0643336
          --------------------------------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)


          165 Main Street, Cortland, New York               13045
          -----------------------------------       --------------------
        (Address of principal executive officers)        (Zip Code)


        Registrant's telephone number, including area code:   (607) 756-2841
                                                              --------------

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2)
     has been subject to such filing requirements for the past 90 days.
     Yes      X          No
         -----------        ----------

     At July 2, 1994, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                                  (UNAUDITIED)

                                                  July 2,    December 31,
                                                   1994          1993
                                                -----------  ------------
ASSETS

Current assets:
  Cash                                          $   571,788   $   442,085
  Short-term investments                          2,747,268       699,204
  Accounts receivable, net                       17,381,624    12,353,671
  Inventories (Note 2)                           44,055,867    48,116,383
  Other current assets                            2,445,441     2,328,419
                                                -----------   -----------

          Total current assets                   67,201,988    63,939,762

  Property, plant and equipment at cost, net     11,278,824    11,557,459
  Bond Issuance Costs                                89,440       101,244
  Other assets                                    1,116,805     1,066,173
                                                -----------   -----------

                                                $79,687,057   $76,664,638
                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable and bank overdraft              $23,786,159   $24,081,000
  Accounts payable and accrued expenses           8,580,998     8,503,850
  Current portion of long-term debt                 445,000       445,000
                                                -----------   -----------

          Total current liabilities              32,812,157    33,029,850

  Long-term debt, less current portion           10,806,415    10,806,415
  Other liabilities                               2,795,199     2,673,387
  Shareholders' Equity                           33,273,286    30,154,986
                                                -----------   -----------

                                                $79,687,057   $76,664,638
                                                ===========   ===========

                       See notes to financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                     Three Months Ended                      Six Months Ended
                                             ------------------------------------       ---------------------------
                                                  July 2,            July 3,              July 2,         July 3,
                                                    1994               1993                1994            1993
                                             ------------------  ----------------       -----------     -----------
    STATEMENTS OF INCOME:
    ---------------------

    Net Sales                                       $37,767,068       $32,007,020       $61,633,164     $57,975,740
    Cost and expenses:
      Cost of sales, shipping, selling
      general and administrative expenses            33,857,991        28,868,994        56,583,634      53,054,964
      Interest expense                                  497,198           449,154           931,904         888,204
                                                    -----------       -----------       -----------     -----------
                                                     34,355,189        29,318,148        57,515,538      53,943,168

    Income before taxes                               3,411,879         2,688,872         4,117,626       4,032,572

    Income taxes:
      Current                                           877,324           923,071           910,705       1,031,748
      Deferred                                           25,840          (104,566)           85,521        (129,700)
                                                    -----------       -----------       -----------     -----------

    Net income                                      $ 2,508,715       $ 1,870,367       $ 3,121,400     $ 3,130,524
                                                    ===========       ===========       ===========     ===========

    Income per common share                         $       .57       $       .43       $       .71     $       .71
                                                    ===========       ===========       ===========     ===========

    Weighted average shares used in
    computing per share amounts                       4,375,516         4,380,392         4,375,634       4,380,456

    STATEMENTS OF RETAINED EARNINGS:
    --------------------------------

    Retained earnings, beginning                    $23,502,847       $20,539,078       $22,890,162     $19,278,921

    Net income                                        2,508,715         1,870,367         3,121,400       3,130,524
                                                    -----------       -----------       -----------     -----------

    Retained earnings, ending                       $26,011,562       $22,409,445       $26,011,562     $22,409,445
                                                    ===========       ===========       ===========     ===========

                       See notes to financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   Six Months                Six Months
                                                                  Ended July 2,             Ended July 3,
                                                                      1994                      1993
                                                                  -------------             -------------
     Cash flows from operating activities:

      Net income                                                    $ 3,121,400               $ 3,130,524

      Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation                                                    710,906                   566,791
        Amortization                                                     11,804                    13,420
        Provision for losses on accounts receivable                      67,500                    55,200
        Loss from retirement of equipment                                 2,523                         -

     Net change in operating assets and liabilities:
         Increase in accounts receivables                          (  5,095,453)             (  3,678,155)
        (Increase) decrease in inventory                              4,060,516              (  7,705,781)
         Increase (decrease) in accounts payable and
            accrued expenses                                             77,148              (  1,225,477)
        (Increase) decrease in other assets                        (     50,632)                   79,283
         Increase (decrease) in other liabilities                       121,812              (    400,304)
        (Increase) decrease in other current assets                (    117,022)                  282,756
                                                                    -----------               -----------

            Net cash provided by (used in) operating activities       2,910,502              (  8,881,743)

       Cash flows from investing activities:

        Purchase of plant & equipment                              (    434,794)             (  2,373,313)

        (Increase) decrease in investments                         (  2,048,064)                  892,088
                                                                    -----------               -----------

           Net cash used in investing activities                   ($ 2,482,858)             ($ 1,481,225)


                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                     Six Months      Six Months
                                                                   Ended July 2,   Ended July 3,
                                                                        1994            1993
                                                                   --------------  --------------

    Cash flows from financing activities:

      Net borrowings (repayment) under notes
       payable, banks and overdrafts                                ($   294,841)    $10,534,237
      Treasury stock purchases                                      (      3,100)   (      2,025)
                                                                     -----------     -----------

            Net cash provided by (used in) financing activities     (    297,941)     10,532,212

      Net increase in cash                                               129,703         189,244

      Cash, beginning of year                                            442,085         658,948
                                                                     -----------     -----------
      Cash, end of quarter                                           $   571,788     $   848,192
                                                                     ===========     ===========

      Supplemental disclosure of cash flow information:

       Cash paid for the six months for interest                     $   919,007     $   793,956
                                                                     -----------     -----------

       Cash paid for the six months for income taxes                 $   271,737     $   676,437
                                                                     -----------     -----------

                       See notes to financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

          1.  Basis of presentation:

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 3, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. The balance sheet at December 31, 1993 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

          2.  Inventory:

              a)  Inventories at July 3, 1994 are stated
                  at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

              b)  Inventories consist of:


                                      July 2,       December 31,
                                        1994           1993
                                     (unaudited)
                                     -----------    -----------

         Raw materials               $ 7,687,878    $ 7,110,600
         Work in process               9,475,085     10,916,850
         Finished goods               26,892,904     30,088,933
                                     -----------    -----------
             Total                   $44,055,867    $48,116,383
                                     ===========    ===========

          3.  Net income per share:

              Per share amounts are based on the weighted average number of shares outstanding during the period.

          4. Short-term investments are principally money market funds, government or other agencies securities and are held for sale, as of July 2, 1994, market approximates cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Results of Operations
         ---------------------

         Net sales for the second quarter and the first six months of 1994 were higher than the second quarter and first six months of 1993 by 18.0% and 6.3%, respectively, because of increased demand for Registrant's products. Average revenue per unit sold increased 4.6% for the second quarter of 1994 when compared to the second quarter of 1993. Average revenue per unit sold increased 3.3% for the first six months of 1994, as compared to the first six months of 1993. Unit volume increases were 12.1% for the second quarter of 1994 and 2.5% for the first six months of 1994 as compared to the second quarter and the first six months of 1993.

         Cost of sales as a percentage of sales increased in the second quarter and the first six months of 1994 as compared to the second quarter and the first six months of 1993 because of declining margins. Shipping, selling, administrative and interest expenses were generally consistent as a percentage of sales for the second quarter and the first six months of 1994 as compared to the second quarter and the first six months of 1993. Advertising expenses decreased in the second quarter and six months ended July 2, 1994 as compared to the second quarter and the six months ended July 2, 1993 because of the non-recurrence in 1994 of expenditures related to a national advertising campaign promoting one of Registrant's brands, which commenced in the first quarter of 1993.

         As a result of the aforementioned factors, net income for the second quarter of 1994 was higher than the second quarter of 1993 by 34.1%. Net income during the first six months of 1994 was slightly lower than the first six months of 1993, due to a higher effective tax rate.

         Financial Condition for the First Six Months of 1994
         ----------------------------------------------------

         Net cash flows provided by operating activities increased during the first six months of 1994 compared with the first six months of 1993, primarily due to a decrease in inventory. Inventories at July 2, 1994 were approximately $4,061,000 lower than at December 31, 1993 because of higher shipments in the second quarter of 1994.

         Net cash flows from operating activities during the first six months of 1994 were used primarily to purchase equipment and repay short term bank debt. In order to finance its capital and other corporate expenditures, Registrant expects to continue to use cash from operations and its available lines of credit.

         At July 2, 1994, Registrant had borrowed a total of $30,100,000 and had unused borrowing capacity available in an aggregate amount of $15,900,000 under all of its financing arrangements and lines of credit.

                              NCC INDUSTRIES, INC.



                          PART II - OTHER INFORMATION



                             (No applicable items).

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of the Securities Exchange Act of 19934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NCC INDUSTRIES, INC.



            Date:  August 8, 1994        BY: /s/ Peter Muehlbauer
                  ----------------------     -----------------------------
                                                      Peter Muehlbauer
                                                  Vice President, Finance


            Date:  August 8, 1994        BY: /s/ Frank Magrone
                  ----------------------     -----------------------------
                                                      Frank Magrone
                                                       President