Form 10-Q
period 1994-09-30
NCC INDUSTRIES INC
filed 1994-11-14
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
			     Washington D.C.  20549


	(MARK ONE)                         FORM 10-Q


____X____             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		      OF THE SECURITIES EXCHANGE ACT OF 1934
		      For the Quarterly period ended October 1, 1994


_________             TRANSITION REPORT PURSUANT TO SECTION 13
		      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		      For the transition period from ______ to _______


Commission file number 0-3305



				      NCC INDUSTRIES, INC.
			 (Exact name of registrant as specified in its charter)

		      DELAWARE                                 62-0643336
	 (State or other jurisdiction of                     (I.R.S. Employer
	  incorporation or organization)                     Identification No.)


	     165 MAIN STREET, CORTLAND, NEW YORK                       13045

	(Address of principal executive offices)                    (Zip Code)


	Registrant's telephone number, including area code:  (607) 756-2841



		Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
	90 days.

			  Yes  ___X___              No  _______


		At October 1, 1994, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

	Item 1.  Financial Statements.

			NCC INDUSTRIES, INC. AND SUBSIDIARY
					  BALANCE SHEETS
					   (UNAUDITED)


						     October 1,     December 31,
							1994           1993
ASSETS

Current assets
  Cash                                             $ 1,721,091      $   442,085
  Short-term investments                               725,268          699,204
  Accounts receivable, net                          17,513,966       12,353,671
  Inventories (Note 2)                              40,967,741       48,116,383
  Other current assets                               2,072,009        2,328,419

		Total Current Assets                63,000,075       63,939,762

  Property, plant and equipment at cost, net        11,140,484       11,557,459
  Bond issuance cost                                    83,672          101,244
  Other assets                                       1,078,863        1,066,173

						   $75,303,094      $76,664,638



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable and bank overdraft                 $16,232,370      $24,081,000
  Accounts payable and accrued expenses             10,459,041        8,503,850
  Current portion of long-term debt                    445,000          445,000

		Total Current Liabilities           27,136,411       33,029,850

  Long term debt, less current portion              10,361,415       10,806,415
  Other liabilities                                  2,811,421        2,673,387
  Shareholder's equity                              34,993,847       30,154,986

						   $75,303,094      $76,664,638


See notes to financial statements.

- -2-


			  NCC INDUSTRIES, INC. AND SUBSIDIARY
		   STATEMENTS OF INCOME AND RETAINED EARNINGS
					       (UNAUDITED)



	 Three Months Ended            Nine Months Ended
	 October 1,    October 2,      October 1,    October 2,
	   1994            1993            1994            1993

STATEMENTS OF INCOME
Net Sales

       $32,895,829     $27,674,859     $94,528,993       $85,650,599

Cost and expenses
  Cost of sales, shipping, selling,
  general and administrative expenses

	29,752,270      26,300,516      86,335,904        79,355,480

  Interest expense

	   400,576         433,403       1,332,480         1,321,607
	30,152,846      26,733,919      87,668,384        80,677,087

	Income before taxes

	 2,742,983         940,940       6,860,609         4,973,512

 Income taxes
  Current
	   853,580          373,096      1,764,285         1,404,844
  Deferred
	   168,842     (    173,185)       254,363      (    302,885)

Net Income
       $ 1,720,561      $   741,029    $ 4,841,961       $ 3,871,553

Income per common share
	     $0.39            $0.17          $1.11             $0.88

Weighted average shares used in
 computing per share amounts
	 4,375,492         4,380,392     4,375,587         4,380,435





- -3-






		  NCC INDUSTRIES, INC. AND SUBSIDIARY
	       STATEMENTS OF INCOME AND RETAINED EARNINGS
			      (UNAUDITED)




	       Three Months Ended                  Nine Months Ended
	  October 1,       October 2,         October 1,          October 2,
	  1994             1993               1994                1993

STATEMENTS OF RETAINED EARNINGS
Retained earnings, beginning
       $26,011,562     $22,409,445        $22,890,162       $19,278,921

Net income
	 1,720,561         741,029          4,841,961         3,871,554

Retained earnings, ending
       $27,732,123     $23,150,474        $27,732,123       $25,150,474















See notes to financial statements.

- -4-




		   NCC INDUSTRIES, INC. AND SUBSIDIARY
			STATEMENTS OF CASH FLOWS
				   (UNAUDITED)

				      Nine Months              Nine Months
				   Ended Oct. 1, 1994       Ended Oct. 2, 1993

Cash flows from operating activities

    Net income                         $ 4,841,961               $  3,871,553

    Adjustments to reconcile net income to net cash used in operating activities

       Depreciation                      1,086,753                    890,618

       Amortization                         17,572                     19,996

       Provision for losses on
       accounts receivable                 101,250                     82,949

       Loss from retirement of equipment    23,493                     12,103

    Net change in operating assets
    and liabilities

       Increase in accounts receivables   ( 5,261,545)            (  358,613)
       (Increase) decrease in inventory     7,148,642           ( 10,561,795)
       Increase (decrease) in accounts
       payable and accrued expenses         1,955,191              ( 668,751)
       (Increase) in other assets          (   12,690)            (  875,869)
       Increase (decrease) in other
       liabilities                            138,034             (  353,908)
       Decrease in other current assets       256,410                509,087

    Net cash provided by (used in)
    operating activities                    10,295,071           (  7,432,630)
Cash flows from investing activities

  Purchase of plant & equipme nt         (   693,271)           (  2,569,523)
  (Increase) decrease in investments     (    26,064)                892,088
    Net cash used in investing
    activities                           (   719,335)           (  1,677,435)
See notes to financial statements.

- -5-




		  NCC INDUSTRIES, INC. AND SUBSIDIARY
		  STATEMENTS OF CASH FLOWS (CONTINUED)
			     (UNAUDITED)

					    Nine Months           Nine Months
					    Ended                 Ended
					   Oct. 2, 1993          Oct. 2, 1994

    Cash flows from financing activities
    Long term debt repayments           ($   445,000)        ($   445,000)
    Net borrowings (repayments) under notes payable,
     and bank overdraft                 (  7,848,630)           9,469,315
    Treasury stock purchases            (      3,100)             ( 2,025)

      Net cash provided by (used in)
      financing activities              (  8,296,730)            9,022,290


    Net increase (decrease) in cash        1,279,006             (  87,775)

    Cash, beginning of year                  442,085               658,948

    Cash, end of quarter                 $ 1,721,091           $   571,173

 Supplemental disclosure of cash flow
  information

  Cash paid during the nine months
 for interest                           $ 1,414,623             $ 1,102,050

  Cash paid during the nine months
  for income taxes                      $ 1,189,035             $ 1,545,559



See notes to financial statements.

- -6-



				NCC INDUSTRIES, INC. AND SUBSIDIARY

				   NOTES TO FINANCIAL STATEMENTS



     1.  Basis of Presentation:

	   The accompanying unaudited condensed consolidated financial statements
	   have been prepared in accordance with generally accepted accounting
	   principles for interim financial information and with the instructions
	   to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and
	   Exchange Commission.  Accordingly, they do not include all of the
	   information and footnotes required by generally accepted accounting
	   principles for complete financial statements.  In the opinion of manage-
	   ment, all adjustments (consisting of normal recurring adjustments)
	   considered necessary for a fair presentation have been included.
	   Operating results for the nine month period ended October 1, 1994 are
	   not necessarily indicative of the results that may be expected for the
	   year ending December 31, 1994.  The balance sheet at December 31, 1993
	   has been derived from the audited balance sheet at that date.  For
	   further information, refer to the consolidated financial statements
	   and footnotes thereto included in the Company's Annual Report on Form
	   10-K for the year ended December 31, 1993.

     2.  Inventory:

	   a) Inventories at October 1, 1994 are stated at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

	   b)  Inventories consist of:

					     October 1,         December 31,
					     1994                    1993
					     (unaudited)

	      Raw Materials              $ 7,744,328          $ 7,110,600
	      Work in process              9,091,219           10,916,850
	      Finished goods              24,132,194           30,088,933
	 Total                           $40,967,741          $48,116,383

     3. Net income per share:

	Per share amounts are based on the weighted average number of shares outstanding during the period.

     4. Short-term investments are principally money market funds, government or other agencies securities and are held for sale. As of October 1, 1994, market approximates cost.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
	   Results of O perations.

	   Results of Operations

	   Net sales for the third quarter of 1994 were 18.9% higher than the the third quarter of 1993 due to higher volume of shipments in both branded and unbranded products and higher average prices received on shipments of branded products. Net sales for the first nine months of 1994 were 10.4% higher than the first nine months of 1993 due to increased demand for Registrant's products during the second and third quarter of 1994.

	   Because of the sales mixture achieved, average revenue per unit sold increased 2.7% in the third quarter of 1994 as compared to the third quarter of 1993 and increased 3.1% for the first nine months of 1994 as compared to the first nine months of 1993.

	   Unit volume increased by 16.9% in the third quarter of 1994 as compared to the third quarter of 1993 due to an increased demand for Registrant's products. Unit volume increased by 7.1% in the first nine months of 1994 as compared to the first nine months of 1993 because of an increased demand for Registrant's products during the second and third quarters.

	   Cost of sales as a percentage of sales decreased in the third quarter and the first nine months of 1994 as compared to the third quarter and the first nine months of 1993 because of higher shipments of branded products during the third quarter which carry higher margins. These higher margins. Shipping, selling, and general and administrative expenses were consistent as a percentage of sales in the third quarter and the first nine months of 1994 as compared to the third quarter and the first nine months of 1993. Advertising expenses were lower as a percentage to sales for the third quarter and the first nine months of 1994 as compared to the third quarter and the first nine months of 1993 due to the nonrecurrence in 1994 of expenditures related to a national advertising campaign promoting one of Registrant's brands, which commenced in the first quarter of 1993. Interest expense was consistent during the third quarter and the first nine months of 1994 as compared to the third quarter and the first nine months of 1993 due primarily to lower average borrowings being offset by higher interest rates.

	   As a result of the aforementioned items, net income increased 132% and 25% in the third quarter and the first nine months of 1994, respectively, as compared to the third quarter and the first nine months of 1993.

	   Financial Condition

	   Net cash flows provided by operating activities increased during the first nine months of 1994 as compared with the first nine months of 1993, primarily due to increases in funds provided by (used by) inventory of approximately $18,000,000. Inventory increases due primarily to lower-than-anticipated shipments in the third quarter of 1993 were reversed in 1994 because of higher shipments. Cash flows provided by net income were offset by increases in accounts receivable of approximately $5,000,000.

	   Net cash flows provided by operations during the first nine months of 1994 were used to reduce short term debt under the Registrant's lines of credit and to purchase equipment. As a result of the above, working capital increased approximately $5,000,000 during the first nine months of 1994 and the current ratio improved from 1.9:1, at December 31, 1993 to 2.3:1, at October 1, 1994. Registrant's Debt/Equity ratios also improved from 1.5:1 to 1.2:1 during the same period.

	   Registrant had available credit lines of $46,000,000 at October 1, 1994. Of such available lines, Registrant had utilized $22,500,000 and had $23,500,000 in unused lines as of October 1, 1994. Subsequently, Registrant has allowed an unused credit line to expire and has elected to not renew. In order to finance its capital and other corporate expenditures, Registrant expects to continue to use cash from operations and its available lines of credit.

- -9-













			  NCC INDUSTRIES, INC.











PART II - OTHER INFORMATION











(No applicable items)

- -11-













SIGNATURES


		   Pursuant to the requirements to the Securities Exchange Act
	       of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

								  NCC INDUSTRIES, INC.









	       Date ________________           By: _____________________________
							 Peter Muehlbauer
							 Vice President, Finance



	       Date ________________           By: _____________________________
							 Frank Magrone
							 President