Form 10-Q/A
period 1994-10-01
NCC INDUSTRIES INC
filed 1994-12-21
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
			     Washington D.C.  20549


	(MARK ONE)                         FORM 10-Q/A


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

- -2-













SIGNATURES


		   Pursuant to the requirements to the Securities Exchange Act
	       of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

								  NCC INDUSTRIES, INC.









	       Date __12/21/94______           By: ___Peter Muehlbauer____________
							 Peter Muehlbauer
							 Vice President, Finance



	       Date __12/21/94______           By: ___Frank Magrone_______________
							 Frank Magrone
							 President