Form 10-K
NCC INDUSTRIES INC
filed 1995-03-31
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

			                			     FORM 10-K
   [S]
( MARK ONE )        [C]

     X	        	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 _________      EXCHANGE ACT OF 1934
               	For the fiscal year ended December 31, 1994
                       OR

 __________		   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________
                                         [C]
                                Commission file Number
                                        0-3305
                                  NCC INDUSTRIES, INC
            			(Exact name of Registrant as specified in its charter)
         [S]                                   [C]
        Delaware				                        62-0643336
 (State or other jurisdiction of				     ( I.R.S. Employer
 incorporation of organization)				       Identification No.)

 165 Main Street, Cortland, New York		    		  13045-5428
(Address of principal executive offices)			  (Zip Code)

Registrant's telephone number, including area code:	         607-756-2841

Securities registered pursuant to Section 12(b) of the Act:

                        								Name of each exchange
		Title of each class				       on which registered
       	None			                        None

Securities registered pursuant to Section 12(g) of the Act:

          	Common Stock, $1.00 par value per share
                     (Title of Class)
	       	Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  _X_      No
        	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of RegulationS-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
l0-K or any amendment to this Form 10-K.   _X_

        	The aggregate market value of the voting stock held by non-affiliates of Registrant as of February 10, 1995 was $3,648,843.

   At February 10, 1995, there were outstanding 4,375,492 shares of Registrant's Common Stock, par value $1.00 per share.

Documents Incorporated by Reference:

NoneThe Exhibit Index is on page 48.

                           						Part I

Item 1.  Business.

    	General

    				NCC Industries, Inc. (hereinafter referred to as		"Registrant")

 is engaged in the foundation garment business,		which consists of the design,

 manufacture and sale of brassieres, panties and girdles.


	Classes of Similar Products

     				The revenues from sales of brassieres and panties and		girdles

 during the years ended December 31, 1994, 1993 and	1992 were as follows:

		                    Year Ended December 31
			               1994		               1993          			        1992
            Net      Percent       Net       Percent        Net       Percent
           Sales     of Sales     Sales      of Sales      Sales      of Sales

Brassieres $117,793,706   92.0%  $101,866,614  92.1%    $99,650,591    93.5%
Panties and
Girdles	     10,248,716    8.0%     8,731,168   7.9%      6,956,819     6.5%
           ____________  ______  ____________  _____   ____________   ______
	          $128,042,422  100.0%  $110,597,782  100.0%  $106,607,410   100.0%


	Sales

   				Most of the items manufactured by Registrant are	popularly priced,

 but Registrant manufactures some budget	priced and higher priced items.

 Sales are made to department,		specialty, discount and chain stores

 throughout the United States.

    			Registrant owns the following trademarks:  "Lilyette,"	"Minimizer,"

 and "Reflections."  In addition, Registrant manufactures 	brassieres as a

 sub-contractor under the trademark "Bill Blass".  	Registrant holds no other

 trademarks, patents, licenses, franchises 	or concessions which it deems

 material.  During 1994, approximately 61% 	of Registrant's total sales were

 made under Registrant's trademarks 	(as compared to 61% in 1993 and 60% in

 1992), and substantially all of	the balance of sales were made either under

 customers' names or as u	branded merchandise.  Sales of Registrant's

 trademarked products are made	by 26 sales persons who are full-time

 employees of Registrant and by five	independent regional sales

 representatives.  Sales of Registrant's	unbranded and customers' named

 merchandise are handled by account	executives of Registrant.  During 1994,

 approximately 18% of Registrant's	total sales were made to Walmart, Inc.

 ("Walmart") (as compared to 16% in	1993 and 12% in 1992), approximately 17%

 of the total sales were made to	J.C. Penney Company, Inc. ("Penney")

 (as compared to 20% in 1993 and 19%	in 1992), approximately 10% of the total

 sales were made to Mast	Industries, Inc. ("Mast") (as compared to 8% in 1993

 and 9% in 1992) and	approximately 9% of total sales were made to Mervyn's

 Department Stores,	Inc. ("Mervyn's)(as compared to 9% in 1993 and 15% in

 1992).  Registrant has no contracts or agreements with any of Walmart,

 Penney, Mast, or	Mervyn's with respect to purchase of merchandise other than

 standard	purchase orders.  Although Registrant has made substantial sales to

 Penney	and Mervyn's for many years to Walmart since 1990, and to Mast since

 1989	there can be no assurance that Penney, Walmart, Mast or Mervyn's will

	continue to purchase Registrant's products in the future, or that the sub-

	contracting arrangement concerning usage of the "Bill Blass" trademark

	will continue.  The loss of any of Penney, Walmart, Mast or Mervyn's as a

	customer, or a substantial decrease in their purchase of Registrant's products or the termination of the aforementioned sub-contracting arrangement, could have a materially adverse effect on Registrant's business.  Registrant does not engage in significant sales in foreign markets.

 Manufacturing Facilities and Purchases of Finished Good		Registrant

 manufactures a portion of its products in Registrant's plants located in

 Cortland, New York, and Aguada, Puerto Rico.  Registrant also utilizes certain manufacturing facilities of Triumph International Overseas Limited

 ("Triumph") and certain of Triumph's affiliates and licensees in the Far

 East and South America (see "Item 13.  Certain Relationships and Related

 Transactions") and utilizes independent sewing contractors located in the

 United States, Puerto Rico and the Dominican Republic.  During 1993 and 1994,

 Registrant significantly expanded its relationship with its independent sewing contractor in the Doninican Republic.  Registrant provided loans to such contractor to finance the expansion of its facilities to accomodate such increased demand by Registrant.  With regard to Registant's utilization of

 Triumph's manufacturing facilities or those of independent contractors,

 Registrant operates in three ways.  Registrant cuts raw materials in its plant in Cortland, New York and ships such cut materials to the Far East, South

 America and the Dominican Republic for assembly by Triumph's respective affiliate or licensee, or Registrant's independent contractors.  The  finished products are either returned to Registrant for finishing, packaging and sale to customers, or are finished packaged and shipped directly to the customer.

 In addition, Registrant purchases finished goods from Triumph and its affiliates, most of which are manufactured in the Far East, and from a non-

 affiliated manufacturer.  Registrant also ships uncut raw materials to an independent contractor who cuts, assembles, finishes, and packages garments and ships them directly to a customer.

    Sources of Raw Materials

    				Registrant purchases its raw materials from various		domestic

 suppliers.  Three suppliers account for approximatel		30% of the raw

 materials used by Registrant; however, Registran		believes adequate

 alternative sources are available for all it		raw materials needs.


		Working Capital

   				Historically, raw materials have been readily availabl		from a number

 of suppliers and it has not been necessary fo		Registrant to maintain a

 substantial inventory in order to fil		orders.  Registrant has been required

 to maintain higher work-in	process inventories than other domestic

 manufacturers because	substantial portion of the products that it

 manufactures is cut at	Registrant's main plant in the United States, shipped

 to manufacturing	facilities outside the continental United States for sewing

 and then	returned for finishing, packaging and sale.  In addition, since

	Registrant has experienced long lead times in obtaining merchandise	from the

 Far East and South America, Registrant carries higher	inventories of

 finished goods to meet its shipment obligations to	customers.  Registrant

 endeavors to utilize its domestic production	capacity to meet the short-term

 needs of its customers.  Registrant	believes that its practices with respect

 to working capital items are	consistent with industry practices of companies

 whose manner of	production, shipment levels or manufacturing sites, as the

 case may	be, are similar to Registrant's.

Backlog

      		Registrant's management estimates the dollar amounts of backlogs of unfilled orders as of December 31, 1994 and December 31, 1993 were

 $12,200,000 and $12,269,000, respectively.  Registrant's management believes that all orders received and unfilled as of December 31, 1994 are firm and will be filled within the current fiscal year.

Competitive Conditions

    		Marketing efforts by Registrant during 1994 involved mainly catalog and newspaper advertising of its products, including cooperative advertising.

	While many factors can affect success in the marketplace, those which affect

 Registrant's product lines include price, cost, quality, style, color, fit and material content.  Registrant's management believes that no single factor materially affects its competitive abilities.  Registrant endeavors to use creative approaches in the design, manufacture and marketing of its products, and to combine these elements in a manner which Registrant deems suitable for success.

     		Management estimates that during 1994 sales by Registrant accounted for approximately 6% of all domestic sales of brassieres, panties and girdles.

 In the opinion of management, there are at least five companies which are of larger size and which sell more brassieres, panties and girdles to the retail industry in the United States than does Registrant.

     	Registrant has been advised by Triumph, its 84% stockholder, Guenther

 Spiesshofer, its Chairman, and Frank Magrone, its President, that they have entered into a non-binding letter of intent with Maidenform Worldwide, Inc.

 ("Maidenform"), a company also engaged in the foundation garment business,

 pursuant to which Maidenform would acquire all of the shares of Registrant's

 Common Stock, par value $1.00 per share ("Common Stock") owned by Triumph,

 Mr. Spiesshofer and Mr. Magrone.  See Item 12 - "Security Ownership of Certain

 Beneficial Owners and Management".

		Employees

				At December 31, 1994, Registrant employed 1710 persons, of

		whom 1301 were production employees. The remainder of such employees

		were engaged in sales, distribution, design and administrative activities.


		Item 2.  Properties.

				The location, terms of occupancy and general character

		of the principal plants of Registrant as of February 10, 1995 were

		as follows:

				          Area					                      Expiration
				          (approx.		    Type of	          Date of
		Location	    Sq.Ft.)	    Occupancy          	Lease		      	Use
___________________________________________________________________________
		Cortland,	  150,000		     Owned	               -          	Executive,
 	New York					                                          				Administrative,
                                                             Manufacturing,
                                                             Warehousing, and
                                                             Distribution

		Cortland-	  155,000 	     	Owned			            -		         Administrative,
		 ville				                	(Subject to				                 Manufacturing,
	              New York			  	Installment Sal		               Warehousing , and
	                      						Agreement with				              Distribution
						                      	Cortland County
                      							Industrial
							                      Development
						                      	Agency)

		New York,	    15,525		     Leased	              05/31/03		   Executive,
	 New Yor					                                                 Administrative,
                                     												              and Sales Office

		Aguada,	      32,233       Leased               05/31/99     Manufacturing
 	Puerto Rico							                                          	Plant


		Aguada,       23,082		     Leased     	         09/30/02 	    Manufacturing
 	Puerto Rico									                                         	Plant

							Page 7


     				Management of Registrant believes that it has accessibility to

		production capacity to meet its current needs and its anticipated growth.

		Triumph has agreed to make its facilities available to fill such 	purchase

		orders as Registrant may from time to time submit (see "Item 13.  Certain

		Relationships and Related Transactions").  See also "Item 1.  Business -

		Manufacturing Facilities and Purchases of Finished Goods".






		Item 3.  Legal Proceedings.

		   Not Applicable.



		Item 4.  Submission of Matters to a Vote of Security Holders.

		   Not Applicable.

							Part II

		Item 5.  Market for Registrant's Common Equity and Related
     			   Stockholder Matters.

     				Registrant's Common Stock is traded in the over-the-counter	market.

 The Common Stock is only sporadically traded in such market and,

	accordingly, the bid prices listed below do not necessarily represent	actual

 transactions.  The per share range of high and low bid	quotations, as

 reported by the National Quotation Bureau, for each	of the quarters during

 the fiscal years ended December 31, 1994 and	December 31, 1993 is as follows:

       			          Year Ended December 31, 1994          .
			           	Quarter                           Bid
				              1	        	  	High            6 1/2
						                         	Low		           4 1/4
				              2		          	High		          6 3/4
						                         	Low	        	   6 1/2
				              3	          		High		          6 3/4
					                         		Low        		   6 1/2
				              4		          	High		          9
						                         	Low	        	   6 3/4
______________________________________________________________________
        			          Year Ended December 31, 1993          .
			            	Quarter                           Bid
				              1          			High		           6 1/2
						                         	Low	         	   4 1/4
				              2          			High		           6 3/4
						                         	Low         		   6 1/2
           				   3	          		High		           6 3/4
						                         	Low		            6 1/2
				              4	          		High	        	   6 3/4
						                         	Low		            6 3/4

		The prices set forth above reflect inter-dealer prices without

		adjustment for retail markups, markdowns or commissions.

		There were no cash dividends paid during the periods shown above.

		At February 10, 1995, there were 416 record holders of Common Stock.

		During 1994, Registrant acquired 400 shares of its Common Stock

		pursuant to unsolicited offers to sell made by non-affiliated share-

		holders.  During 1993, Registrant acquired 4,775 shares of its Common

		Stock pursuant to unsolicited offers to sell made by non-affiliated

		shareholders, including 4,600 shares at $8.00 per share.  As of

		February 10, 1995, the closing quoted bid price per share was $11.00.

Item 6.  Selected Financial Data.

	A summary of selected financial data follows:

                                   Year ended December 31
__________________________________________________________________________
				          	              1994                1993            1992               1991             1990
 Revenue		               $ 128,042,422      $110,597,782      $106,607,410      $ 89,131,826      $ 81,063,628
	Income before
	extraordinary item      $   5,901,012      $  3,714,799      $  7,097,181      $  4,905,179      $  2,189,006

	Net incom		             $   5,901,012      $  3,714,799      $  6,212,775      $  4,905,179      $  2,658,330

	Income per share
	before extraordinary
	item and cumulative          $1.35             $.85              $1.55            $1.04              $.46
	effect of changes in
	accounting principles

	Extraordinary items and
	cumulative effect of
	changes in accounting           -             -               ($.20)(2)           -               $.10(1)
	principles per share

  Net income per share         $1.35             $.85              $1.35            $1.04              $.56


  Total Assets            $ 71,588,003       $ 76,664,638      $ 62,561,745      $ 49,276,554      $ 47,878,344


   Long-term obligations  $ 12,162,043       $ 13,479,802      $ 13,115,102      $ 13,908,805      $ 11,992,487


   Shareholders' equity   $ 35,983,648       $ 30,154,986      $ 26,597,961      $ 22,854,004      $ 17,953,725

   Cash dividends per
   common share                None              None             None              None              None


	(1) net effect of utilization of net operating loss carryforward.

	(2) represents cumulative effect of changes in accounting principles for income taxes and post-retirement benefits.
								Page 11







Item 7.  Management's Discussion and Analysis of Financial Condition and
		Results of Operations.


		Liquidity and Capital Resources

    				Registrant's working capital increased to $35,149,000 at

		December 31, 1994 from $30,910,000 at December 31, 1993 primarily due to

		net income of $5,901,000.  Registrant has available lines of credit of

		$41,000,000 of which $22,000,000 was unused at December 31, 1994.  These

		lines bear interest at various rates approximating the prime rate.

		Registrant's management believe that funds provided by operations, plus

		Registrant's existing lines of credit and debt capacity, are adequate to

		meet its anticipated capital and operating needs.  As of December 31, 1994,

		Registrant did not have any material commitments for capital expenditures.

    				Cash flows provided by operations for the year ended December 31,

		1994 were $15,415,000 representing an increase of $20,893,000 as compared to

		the year ended December 31, 1993.  This increase was primarily due to a

		decrese in inventory in 1994 of $9,012,000 as compared to an increase in

		inventory in 1993 of $13,514,000.  Such decrease resulted primarily from

  higher	shipments in 1994 as compared to lower than anticipated shipments in

  1993.		Despite net income of approximately $3,715,000 for the year ended

  December 31,	1993, cash used in operating activities was approximately

  $6,167,000.  This	increase resulted from the increase in inventory of

  $13,514,000 partially	offset by increases in depreciation and amortization

  and other liabilities of	approximately $1,268,000 and $493,000,

  respectively, and a decrease in accounts	receivable of $2,180,000.

     				Cash used in investing activities for 1994 was $1,304,000

		representing a decrease of $3,770,000 in 1994 as compared to 1993.  This

		decrease was primarily due to a reduction in purchase of plant and equipment
		of $1,954,000 and a reduction in loans to an independent sewing contractor of

		$1,579,000.  Purchases of plant and equipment and loans made to an independent

		sewing contractor of approximately $3,134,000, and $1,740,000,

  respectively, were	the significant increases in cash used in investing

  activities in 1993, which	equaled $5,074,000.  Cash used in financing

  activities in 1994 was $13,529,000	representing an increase of $23,527,000

  in 1994 as compared to 1993 due to a	reduction in net borrowings of

  $13,081,000 in 1994 whereas Registrant's net	borrowings increased

  $10,481,000 in 1993.  Cash provided by financing	activities in 1993

  increased to $9,998,000 due to increased net borrowings of	$10,481,000

  partially offset by debt repayments of $445,000.


		Results of Operations


    				Net sales for 1994 were approximately 16% higher than in 1993,

		principally due to an increase in demand for Registrant's products.  Net

  sales	for 1993 were approximately 4% higher than in 1992, principally due

  to a		increase in unit volume of goods sold of Registrant's products.  Unit

  volum		of goods sold increased 12% from 1993 to 1994 and increased 3% from

  1992 t		1993.  Sales mixture (a weighted average of revenue per unit,

  taking into	account the sales levels of Registrant's various products and

  styles of	products) resulted in an increase in the average revenue per unit

  sold of	2% in 1994 over 1993 and a 1% increase of the average revenue per

  unit sold	in 1993 over 1992.

    				Gross margin increased to $32,539,000 for the year ended December

		31, 1994 from $28,446,000 in 1993 and $31,408,000 in 1992.  The gross margin

		percentage to net sales decreased slightly to 25.4% in 1994 from 25.7% in

  1993.

		The gross margin percentage to net sales decreased to 25.7% in 1993 from

  29.5%	in 1992 because of an increase in the average cost per unit sold of

		approximately 6%. Shipping and general and administrative expenses as a

		percentage of net sales were generally consistent for the years ended

  December	31, 1994, 1993 and 1992.  Selling and advertising expenses

  decreased as a	percentage of net sales for the year ended December 31, 1994

  as compared to the	year ended December 31, 1993 because of the

 non-recurrence in 1994 of expend	tures related to a national advertising

 campaign in 1993. Interest expense was generally consistent for 1994, 1993 and

 1992.


   Registrant's effective Federal tax rate was generally consistent in 1994 and

 1993. Registrant's Puerto Rican division was incorporated as a wholly-

 owned subsidiary in 1992.  As a result, Registrant obtained certain

	tax benefits under Section 936 of the Internal Revenue Code.  This change

	was a major factor in the decrease of Registrant's effective Federal tax

	rate to approximately 27.0% in 1993, from 33.0% in 1992.

				As a result of the above factors, Registrant's net income increased

		58.9% in 1994 over 1993 and decreased 40.2% in 1993 over 1992.

				In 1992, Registrant adopted Statement of Financial Accounting

		Standard No. 109, "Accounting for Income Taxes".   The effect of such

  adoption was	recorded as a cumulative effect of a change in accounting

  principle.  The effect of	such adoption was a $12,800 credit to net income

  in 1992.  (See Notes 2 and 7 of the Notes to Consolidated Financial

  Statements.)

     				Registrant adopted the provisions of Statement of Financial Accounting

		Standard No. 106 "Accounting for Post-retirement Benefit Other Than Pensions"

		and recorded a transition obligation of approximately $897,000 in 1992 net
		of deferred tax benefits as a charge to net income.  Such charge is reflected

		as a cumulative effect of a change in accounting principle on Registrant's

		Consolidated Statement of Income for the year ended December 31, 1992.

		(See Notes 2 and 8 to Notes to Consolidated Financial Statements.)


		Item 8.  Financial Statements and Supplementary Data.

			   The financial statements and supplementary data are listed

		under Item 14 in this Annual Report.


		Item 9.  Changes in and Disagreements with Accountants on
			   Accounting and Financial Disclosure.

			   Not applicable.

						PART III


		Item 10.  Directors and Executive Officers of Registrant.


				The table below sets forth the names and ages of all

		of the directors and executive officers of Registrant as of

		February 10, 1995.  The term of each director expires at the next

		annual meeting of stockholders and upon his successor being duly

		elected and qualified.  Each of the officers serves at the pleasure

		of the Board of Directors subject, in certain cases, to the terms of

		employment agreements.

                                                     											Positions
						                       	Director       	Officer           	and Offices
		       Name        	Age	      Since 	         Since 	          with Registrant
______________________________________________________________________________________
		Otmar Dreher	       	55	      12/81	            -            		Director

		Rudolf Groetzinger  	59	      12/81	            -	            	Director

		Frank Magrone	      	60	      12/73	           9/75           	Director,
 											                                                     President and
	 								                                                     		Chief Operating
                                                      											Officer

		Peter Muehlbauer	   	47	         -		           2/85	           Secretary,
 										                                                     	Treasurer and
	 										                                                     Vice President-
		 								                                                     	Finance

		Angelo Sanguedolce	  65	       9/75	           12/77          	Director and
 										                                                     	Executive Vice
                                                      											President

		Guenther Spiesshofer	58	       12/81	           3/82          	Director,
										                                                      	Chairman of
										                                                      	the Board and
										                                                      	Chief Executive
											                                                      Officer

		Edward B. Zerbe	    	68	         -		            4/80          	Vice President-
										                                                      	Marketing


     				From October, 1986 to April, 1990, Mr. Dreher was Vice

		President, International Development, of Sterling Engineered Products,

		Inc. (renamed AEROQUIP Corporation in 1988), a company located in Maumee,

		Ohio and engaged in the manufacture of plastic parts for the automobile

		and furniture industries.  From April, 1990 to January, 1991 Mr. Dreher

		was Vice President of Michigan International Business Associates, Inc.,

		a consulting firm located in Ann Arbor, Michigan which specialized in

		international business development.  From January, 1991 to September,

		1992, Mr. Dreher was President of Steiff USA. L.P., a toy importer located

		in New York City, N.Y.  Since September, 1992, Mr. Dreher has been President

		and Chief Executive Officer of Steiff Margarete, GmbH, a toy manufacturer

		located in Giengen, Germany.

      				Mr. Groetzinger retired in 1993.  Prior to retirement he

		was a marketing executive for Inter-Triumph Marketing GmbH ("Inter-

		Triumph"), an affiliate of Triumph located in Munich, Germany since

		1986.  Inter-Triumph oversees the planning and effectuation of the

		marketing activities of the Triumph International Group, located in

		Munich, Germany.  The Triumph International Group consists of companies

		located mainly in Europe, South America and the Far East, all of which

		are engaged in aspects of the manufacture and distribution of corsetry,

		lingerie, swimwear and beachwear.

     				Mr. Magrone has been President of Registrant since

		1978 and of its former subsidiaries, Crescent and Lilyette Brassiere

		Co., Inc. ("Lilyette"), since 1971 and 1976, respectively.  Lilyette

		and Crescent were merged into Registrant effective December 31, 1980.

		Since 1980, Mr. Magrone has been a director of Marietta Corporation,
		located in Cortland, New York.  Marietta Corporation specializes in

		the design, manufacture, packaging, marketing and distribution of

		guest amenity programs, including soap products, to the travel and

		lodging industry in the United States and abroad.

     				Mr. Sanguedolce has been Executive Vice President of

		Registrant since 1981 and a Vice President of Registrant since 1977

		and of its former subsidiaries, Crescent and Lilyette, since 1971

		and 1976, respectively.

     				Mr. Spiesshofer has been Chairman of the Board and Chief

		Executive Officer of Registrant since March, 1982.  He is a partner in

		Triumph International Spiesshofer & Braun which is located in Zurzach,

		Switzerland.  He is also the President of Triumph, and a member of

		the Board of Directors of various other companies in the Triumph

		International Group.  Triumph International Spiesshofer & Braun is

		the parent company of all the companies which constitute the Triumph

		International Group.

     				Mr. Zerbe has been Vice President-Marketing of Registrant

		since April, 1980.

     				Mr. Muehlbauer has been Treasurer and Vice President -

		Finance of Registrant since February, 1985.  Prior thereto, he was

		employed as a Controller by Triumph Holding GmbH, a wholly-owned

		subsidiary of Triumph International Spiesshofer & Braun, for 12 years.


		Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     				Based solely upon a review of Forms 3 and 4 and amendments thereto

		furnished to Registrant by each person who, at any time during the fiscal year

		ended December 31, 1994, was a director, executive officer or beneficial

  owner	of more than 10% of Registrant's Common Stock with respect to the

  fiscal year	ended December 31, 1994, and Forms 5 and amendments thereto

  furnished to	Registrant by such persons with respect to such fiscal year,

  and written
		representations from certain of such persons that no Forms 5 were required

  for	those persons, Registrant believes that during and with respect to the

  fiscal	year ended December 31, 1994, all filing requirements under Section

  16(a) of the	Securities Exchange Act of 1934, as amended, applicable to its

  directors, executive	officers and the beneficial owners of more than 10% of

  Registrant's Common Stock	were complied with.


Item 11.  Executive Compensation


     				The following table sets forth the compensation paid by Registrant for

		the fiscal years ended December 31, 1994, 1993 and 1992 to its chief

  Executive	Officer and each of its four remaining most highly compensated

  executive officer		of Registrant:

                                        SUMMARY COMPENSATION TABLE
                                        ___________________________
               				                                           LONG-TERM COMPENSATION(1)
                                  ANNUAL COMPENSATION         AWARDS          PAYOUTS
                                  ______OTHER_____________         __________________________
                                                    ANNUAL                                  ALL OTHER
 NAME AND PRINCIPAL                                  COMPEN     STOCK    OPTIONS/   LTIP     COMPENS-
 POSITION               YEAR     SALARY     BONUS    SATION     AWARD(S)  SARS     PAYOUTS   TION(3)
______________________________________________________________________________________________________________
Guenther Spiesshofer,   1994     -           -        -         N/A       N/A       N/A        -
Chairman of the         1993     -           -        -         N/A       N/A       N/A        -
Board and Chief         1992     -           -        -         N/A       N/A       N/A        -
Executive Officer(2)

Frank Magrone,          1994   $323,086   $200,000  $550,000(4) N/A       N/A       N/A      $ 12,864
President               1993   $309,068   $138,000     -        N/A       N/A       N/A      $ 19,415
                        1992   $254,350   $247,500,    -        N/A       N/A       N/A      $  4,809

Angelo Sanguedolce,     1994   $159,463   $ 89,000     -        N/A       N/A       N/A      $ 19,009
Executive Vice          1993   $144,638   $ 61,000     -        N/A       N/A       N/A      $ 19,883
President               1992   $137,750   $110,000     -        N/A       N/A       N/A      $  3,010

Edward B. Zerbe,        1994   $140,600   $ 13,500     -        N/A       N/A       N/A      $  9,159
Vice President          1993   $135,000   $  9,500     -        N/A       N/A       N/A      $  8,624
                        1992   $125,000   $ 16,500     -        N/A       N/A       N/A      $    950

Peter Muehlbauer,       1994   $115,000   $ 38,000     -        N/A       N/A       N/A      $  3,275
Vice President          1993   $110,000   $ 26,000     -        N/A       N/A       N/A      $  5,168
                        1992   $100,000   $ 48,000     -        N/A       N/A       N/A      $    870
	      (1)  Registrant has not provided restricted stock awards, stock options, stock appreciation rights or long-term incentive payouts to any executive officers.

       (2)  Registrant made payments for purchases of goods and services and guaantee fees to Triumph, a subsidiary of Triumph International Spiesshofer & Braun, of which Mr. Spiesshofer is a partner.  See "Item 13.  Certain Relationships and Related Transactions."

							Page 19


     				Directors who are officers of Registrant receive no

		special compensation for their services as directors.  Each of the

		directors who is not an officer is entitled to receive $600 for each

		meeting that he attends.

     				On December 13, 1991, Registrant notified participants of

		a defined benefit pension plan (the "Plan"), in which substantially

		all of its employees in the Crescent division participate, that

		benefits provided by the Plan were curtailed as of December 31, 1991.

		The Plan provides that upon retirement at age 65, each participant

		will receive a monthly pension, for his life, or an actuarial

		equivalent thereof, equal to two ($2.00) dollars per year of ser-

		vice prior to December 1, 1971 and five ($5.00) dollars per year

		of service after November 30, 1971.  The maximum monthly pension

		payable at normal retirement date under the plan is one hundred ($100.00)

		dollars per month, with adjustment for actuarially equivalent amounts

		for both early and late retirement.  Compensation is not considered

		by the Plan for the purpose of computing benefits.  Since the Plan

		defines benefits rather than contributions, costs are not determined

		on an individual basis.  The amount of the contribution for all participating

		employees for the year ending December 31, 1994 was approximately $27,000.

     				Messrs. Magrone, Sanguedolce and Muehlbauer are the only officers

		of Registrant who participate in the Plan.  Messrs. Magrone and Sanguedolce's

		years of service, for Plan purposes, include their service time with

	(3)  In 1994, includes (a) life insurance premiums (Mr. Sanguedolce $4,125,
 Mr. Zerbe $4,259, and Mr. Muehlbauer $609),  (b) match of individual deferred compensation amounts (Mr. Magrone $5,375, Mr. Sanguedolce
 $3,867, Mr. Zerbe $1,900), and (c) match of lost benefits caused by IRS limitations on participation in Registrant's defined contribution plan
 (Mr. Magrone $7,489, Mr. Sanguedolce $11,017, Mr. Zerbe $3,000,
 Mr. Muehlbauer $2,666).

	(4) In 1994, included $550,000 paid to Mr. Magrone upon expiration of the then current term of his employment agreement.

		Registrant's former subsidiary, Crescent.  As of December 31, 1994, Messrs.

		Magrone and Sanguedolce both had 22 years of service credit, and Mr.

  Muehlbauer	had 9 years of service credit.  Messrs. Magrone and Sanguedolce

  can each expect	to receive an annual benefit of twelve hundred ($1,200.00)

  dollars from the	Plan upon their retirement at age 65 from Registrant or an

  actuarial equivalent	thereof.  Mr. Muehlbauer can expect to receive an

  annual benefit of four	hundred and twenty ($420.00) dollars from the Plan

  upon his retirement at age	65 from Registrant or an actuarial equivalent

  thereof.


		Compensation Committee Interlocks and Insider Participation

     				Registrant's Board of Directors does not have a Compensation

  Committee.  The Executive Committee, composed of Messrs.	Guenther

  Spiesshofer and Frank Magrone, establishes the compensation policies of

  Registrant and determines the compensation of	its officers and employees.

  Mr. Spiesshofer serves as the Chairman of the Board and Chief Executive

  Officer of Registrant and	Mr. Magrone serves as its President.  Registrant

  made payments	for purchases of goods and services to Triumph, a subsidiary of

		Triumph International Spiesshofer & Braun, of which Mr. Spiesshofer	is a

  partner.  See Item 13. "Certain Relationships and Related	Transactions" for

  disclosure of certain transactions between Registrant

		and Triumph.  No executive officer of Registrant served during fiscal

		year 1994 (i) as a member of the compensation committee or other board

		committee performing equivalent functions, or in the absence of any such

		committee, the entire board of directors of another entity, one of	whose

  executive officers served on the Executive Committee of Registrant;

		(ii) as a director of another entity, one of whose executive officers
		served on the Executive Committee of Registrant; served on the Executive

		Committee of Registrant; and (iii) as a member of the compensation

  committee or	other board committee performing equivalent functions or, in

  the absence of any	such committee, the entire board of directors of another

  entity, one of whose	executive officers served as a director of Registrant.


		Employment Agreements


     				Mr. Sanguedolce is employed under an employment contract with

		Registrant which terminates on December 31, 1996.  The contract provides

		for an annual salary of $159,463 per annum with an increase of 5% per annum

		through the term of the contract.  The contract also provides for life

		insurance on Mr. Sanguedolce's life of $325,000.  Upon his death, Mr.

		Sanguedolce's estate is entitled to receive an amount equal to six months of

		his salary at the time of his death.  The contract contains additional

		provisions relating to termination in the case of disability, illness,

		vacations, reimbursement for expenses and the right to participate in benefits

		generally available to executive employees of Registrant.  Under the contract,

		Mr. Sanguedolce's employment may be terminated by Registrant apart from dis-

		ability, only after the exhaustion of all appeals from a final judicial

		adjudication of commission of a felony, dishonesty, willful malfeasance, gross

		negligence in the course of employment, or if Mr. Sanguedolce directly or

		indirectly competes with Registrant, or materially breaches the terms of the

		contract.

     			Mr. Muehlbauer, Vice President-Finance and Treasurer of Registrant,

		is employed under an employment contract with Registrant which terminates

		December 31, 1996.  The contract provides for a salary of $121,650 in 1995

		with an increase of 5% per annum.

		Item 12.  Security Ownership of Certain Beneficial
			    Owners and Management.


     			    (a)  The following table sets forth certain

		information with respect to persons known to Registrant to

		own beneficially more than 5% of Registrant's voting securities,

		as of February 10, 1995.

       [S]                [C]                     [C]               [C]

	                                                                 Percent of
	                                               Amount and        Out-
	                                               Nature of         standing
	   Title of          Name and Address of       Beneficial        Shares
	     Class___        Beneficial Owner_____     Ownership (1)     Owned (2)

	  Common Stock,     Triumph International       3,670,779           83.9%
	  $1 par value      Overseas Limited
	                    9490 Vaduz
	                    Aeulestrasse 74
	                    Liechtenstein

	                    Guenther Spiesshofer        3,692,279(3)        84.4%
	                    Robert Koch St 32
	                    8022 Gruenwald
	                    Germany

	                    Frank Magrone                 350,200            8.0%
	                    Cosmos Heights
	                    Cortland, New York






  _________________
	  (1) All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	  (2) Computed on the basis of 4,375,492 shares of Common Stock outstanding.

	  (3) Includes 3,670,779 shares of Common Stock owned by Triumph, which is a subsidiary of Triumph International Spiesshofer & Braun, of which Mr. Spiesshofer is a partner.

			(b)  The following table sets forth certain

		information with respect to each class of Registrant's equity

		securities beneficially owned by each director and each executive

		officer named in the Summary Compensation Table of Registrant and

		the directors and executive officers of Registrant as a group, as of

		February 10, 1995

        [S]               [C]                      [C]               [C]
	                                                                 Percent of
	                                               Amount and        Out-
	                                               Nature of         standing
	   Title of          Name and Address of       Beneficial        Shares
	     Class___        Beneficial Owner_____     Ownership (1)     Owned (2)

	  Common Stock,      Frank Magrone                350,200            8.0%
	  $1 par value
	                     Guenther Spiesshofer       3,692,279(3)        84.4%

	                     Edward Zerbe                   1,300             (4)

	                     Angelo Sanguedolce              -                 -

	                     Peter Muehlbauer                -                 -

	                     Rudolf Groetzinger              -                 -

	                     Otmar Dreher                    -                 -

	                     All executive officers
	                     and directors as a
	                     group (7 in number)        4,043,779           92.4%

	  _________________
	  (1) All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	  (2) Computed on the basis of 4,375,492 shares of Common Stock outstanding.

	  (3) Includes 3,670,779 shares of Common Stock owned by Triumph, which is a subsidiary of Triumph International Spiesshofer & Braun, of which Mr. Spiesshofer is a partner.

	  (4)  Less than 1.0%.

	  		(c)  Changes in Control

		Registrant has been advised by Triumph, Guenther Spiesshofer

		and Frank Magrone that they have entered into a non-binding letter of

		intent with Maidenform pursuant to which Maidenform would acquire all of

		the shares of Registrant's Common Stock owned by Triumph, Mr. Spiesshofer
		and Mr. Magrone in exchange for approximately $9.8 million in

		cash and approximately 28.2% of the common stock of Maidenform.


		Item 13.  Certain Relationships and Related Transactions.

     				Triumph, a principal stockholder of Registrant,

		guaranteed the repayment of one of Registrant's existing lines

		of credit for which it received an annual fee ($80,000 during

		1993) from Registrant of two percent (2%) of the guaranteed line

		of credit.  Such guarantee requirement was terminated as of July,

		1993.

     				Triumph provides Registrant with technical assistance

		and fills such purchase orders as Registrant may from time to time

		submit.  During 1994, purchases from Triumph by Registrant

		amounted to $17,900,000 as compared to $25,500,000 in 1993 and

		$24,800,000 in 1992 (such amounts include both payments for

		finished goods and payments for assembly of materials cut by

		Registrant in the United States and shipped to Triumph's facial-

		ities for assembly and return).

     				On July 1, 1986, Frank Magrone, President and Chief

		Operating Officer of Registrant, purchased from Registrant 250,000

		shares of Registrant's Common Stock at a purchase price of $1.00

		per share.  The source of the purchase price paid by Mr. Magrone to

		Registrant was a loan made by Registrant to Mr. Magrone in the principal

		amount of $250,000.  Mr. Magrone repaid the loan on October 31, 1994 upon

		the receipt of a payment of $550,000 upon the expiration of his employment

		agreement.

     				Concurrently with the purchase of the 250,000 shares,

		Mr. Magrone entered into a Shareholders' Agreement, dated as of

		July 1, 1986, with Triumph International (Hong Kong LTD.)  (TIHK),

		an affiliate of Triumph, and Registrant.  The Shareholders'

		Agreement covers matters such as the manner in which Mr. Magrone

		may sell, encumber, grant a security interest in, or in any manner

		dispose of any or all of the 250,000 shares; conditions under which

		TIHK may elect or is obligated to purchase such shares from Mr.

		Magrone; the means by which a fair purchase price of such shares

		is to be determined should TIHK elect or be obligated to purchase

		such shares; conditions under which Registrant is required to buy

		back such shares; certain rights of Mr. Magrone to sell such shares

		if Registrant proposes to file a registration statement under the

		Securities Act of 1933; remedies for breach of the Shareholders'

		Agreement; and the means by which disputes arising under the

		Shareholders' Agreement are to be resolved.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
		    Form 8-K:

	(a)  The following documents are filed as part of this report:
                  [S]                                 [C]
                                      										    Page No.

	     1.  Financial Statements:

		   Independent auditor's report			                 	F-1

		     NCC Industries, Inc. and Subsidiary
		     financial statements:
		     Consolidated balance sheets as of
		     December 31, 1994 and 1993			                 	F-2

		     Consolidated statements of income for
		     each of the three years in the
		     period ended December 31, 1994			             	F-3

		     Consolidated statements of shareholders'
		     equity for each of the three years in the
		     period ended December 31, 1994.		             	F-4

		     Consolidated statements of cash flows
		     for each of the three years in the
		     period ended December 31, 1994.		             	F-5

		     Notes to consolidated financial statements	   	F-7

	     2.  Financial statements schedules:

		     Schedule II for each of the three
		     years in the period ended
		     December 31, 1994.					                       	F-17

		     Schedules other than those listed above
		     have been omitted because they are not
		     applicable or the required information
		     is shown in the financial statements or
		     notes thereto.

	     3.  Exhibits:

		   The Exhibits Index is on Page 48.

	(b)  Reports on Form 8-K - None.
	(c)  Exhibit Index is on Page 48.
	(d)  See (a)2 above.

                                   INDEPENDENT AUDITORS' REPORT






         The Board of Directors
         NCC Industries, Inc.
         Cortland, New York



    We have audited the accompanying consolidated balance sheets of NCC
	   Industries, Inc. and Subsidiary as of December 31, 1994 and 1993, and the
    related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994.
    These consolidated financial statements are the responsibility of the
    Company's management.  Our responsibility is to express an opinion on these consolidate financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCC Industries, Inc. and Subsidiary as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

	   As discussed in Note 2 to the financial statements, in 1992 the Company changed its method of accounting for deferred income taxes and postretirement benefits other than pensions.



                                                   COOPERS & LYBRAND L.L.P.



         Syracuse, New York
         February 3, 1995


                                              F-1
							  Page 28


                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS

                                            ___________




                                              ASSETS

                                                                       December 31,

                                                                   1994           1993



         Current assets:

           Cash and cash equivalents                           $ 1,034,820    $   452,085
           Short-term investments                                                 689,204
           Accounts receivable, less allowance
             for doubtful accounts of $350,000
             in 1994 and 1993                                   16,448,704     12,353,671
           Inventories                                          39,104,654     48,116,383
           Prepaid expenses                                        396,012        330,080
           Income taxes refundable                                  99,042        232,292
           Deferred taxes                                        1,507,863      1,766,047
                                                                __________     __________
              Total current assets                              58,591,095     63,939,762





         Property, plant and equipment, net                     11,186,318     11,557,459




         Other assets                                            1,810,590      1,167,417
                                                                 __________     _________




              Total assets                                     $71,588,003    $76,664,638




                            The accompanying notes are an integral part

                             of the consolidated financial statements.

								 F-2

								Page 29



                               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          December 31,
                                                                     1994           1993


        Current liabilities:
          Notes payable, banks                                  $12,000,000    $24,081,000
          Accounts payable                                        5,352,165      3,307,988
          Accrued expenses                                        3,112,645      3,208,006
          Due to affiliates                                       2,532,502      1,987,856
          Current portion of long-term debt                         445,000        445,000

             Total current liabilities                           23,442,312     33,029,850

        Long-term debt, less current portion                      2,361,415      2,806,415
        Long-term notes payable, bank                             7,000,000      8,000,000
        Deferred taxes                                              628,053        746,121
        Other liabilities                                         2,172,575      1,927,266

        Shareholders' equity:
          $7 cumulative preferred stock, $1 par value;
            authorized 500,000 shares;
            issued and outstanding - none
          Common stock, $1 par value,
            authorized 10,000,000 shares,
            issued 4,866,841 shares                               4,866,841      4,866,841
          Additional paid-in capital                              5,077,911      5,077,911
          Retained earnings                                      28,894,732     22,993,720
          Minimum pension liability                            (    172,808) (    103,558)
          Less:
            Common stock in treasury, 491,349 shares
              in 1994 and 490,949 shares in 1993, at cost      (  2,683,028)  (  2,679,928)

             Total shareholders' equity                          35,983,648     30,154,986


             Total liabilities and shareholders' equity         $71,588,003    $76,664,638








								Page 30





                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                            ___________


                                                            Years Ended December 31,
                                                      1994            1993           1992


        Net sales                               $128,042,422   $110,597,782   $106,607,410


        Cost and expenses:
          Cost of sales                           95,503,504     82,151,733     75,198,990
          Shipping, selling,
            general and administrative            22,674,374     21,709,190     19,195,442
          Interest, net                            1,634,346      1,670,443      1,634,478

                                                 119,812,224    105,531,366     96,028,910
             Income before income taxes
               and cumulative effect of
               changes in accounting principles    8,230,198      5,066,416     10,578,500


        Income taxes:
          Current:
            Federal                                1,923,221      1,386,234      3,071,043
            State and local                          265,849        247,174        353,859
          Deferred                                   140,116      ( 281,791)        56,417

                                                   2,329,186      1,351,617      3,481,319
             Income before cumulative effect
               of changes in accounting principles 5,901,012      3,714,799      7,097,181

        Cumulative effect of changes in
          accounting principles (net of
          deferred tax effect of $288,394)                                         884,406

             Net income                         $  5,901,012   $  3,714,799   $  6,212,775

        Income per common share:
          Before cumulative effect of
             changes in accounting principles          $1.35           $.85          $1.55
          Cumulative effect of changes
            in accounting principles                                                (  .20)

          Net income                                   $1.35           $.85          $1.35

        Weighted average number of shares          4,375,563      4,379,721      4,586,880



                           The accompanying notes are an integral part
                            of the consolidated financial statements.

                                               F-3
							  Page 31




                                                          NCC INDUSTRIES, INC. AND SUBSIDIARY

                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                                __________









          		     	          Common Stock                  Additional                     Minimum      Treasury Stock
                            Number of                     Paid-In         Retained       Pension      Number of
                            Shares Issued  Amount         Capital         Earnings       Liability    Shares    Amount

 Balance, December 31, 1991  4,866,841  $4,866,841      $5,077,911       $13,066,146                  139,314  ($  156,894)
 Net income                                                                6,212,775
 Purchase of treasury stock                                                                           346,860  ( 2,485,009)

 Balance, December 31, 1992  4,866,841  $4,866,841       5,077,911        19,278,921                  486,174  ( 2,641,903)

  Net income                                                               3,714,799
  Purchase of treasury stock                                                                            4,775  (    38,025)
  Minimum pension liability                                                             ($103,558)
  Balance, December 31, 1993 4,866,841   4,866,841       5,077,911        22,993,720    ( 103,558)    490,949  ( 2,679,928)

   Net income                                                              5,901,012
   Purchase of treasury stock                                                                               400 (     3,100)
   Minimum pension liability                                               (  69,250)
  Balance, December 31, 1994 4,866,841  $4,866,841      $5,077,911       $28,894,732    ($172,808)      491,349 ($2,683,028)







                               The accompanying notes are an integral part of the consolidated financial statements.
                                                                      F-4
									Page 32



                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            ___________

                                    Increase (Decrease) in Cash


                                                           Years Ended December 31,
                                                    1994            1993           1992


        Cash flows from operating activities:
          Net income                            $ 5,901,012     $ 3,714,799     $6,212,775
          Adjustments to reconcile net income
            to net cash (used in) provided by
            operating activities:
              Depreciation                        1,466,132       1,242,357        972,799
              Amortization                           22,765          25,897        106,895
              Deferred income taxes                 140,116    (    281,791)    (  244,776)
              Provision for losses
                on accounts receivable         (     16,447)         72,400        542,143
              Loss on retirement
                of plant and equipment               58,550          35,465        121,933
              Changes in operating
                assets and liabilities:
                  Accounts receivable          (  4,078,586)      2,180,435    ( 4,379,773)
                  Inventories                     9,011,729    ( 13,514,288)   ( 6,825,106)
                  Accounts payable
                    and accrued expenses          1,879,566    (    171,768)     2,138,714
                  Due to affiliate                  544,646    (    235,313)       557,383
                  Income taxes refundable/payable   133,250    (     51,037)   ( 1,473,023)
                  Other liabilities                 245,309         492,623        947,509
                  Other assets                      173,267         202,321        150,210
                  Prepaid expenses             (     65,932)        121,029        152,099

             Net cash (used in) provided
               by operating activities          15,415,377    (  6,166,871)    ( 1,020,218)

        Cash flows from investing activities:
          Purchase of plant and equipment     (  1,170,042)   (  3,133,830)   ( 2,403,115)
          Proceeds from sales of fixed assets       16,500
          Funds received from bond trustee                                         102,472
          Decrease (increase) in
            short-term investments                             (    200,548)       206,248
          Funds issued for supplier
            note receivable                    (    150,000)   (  1,739,589)

             Net cash used in
               investing activities            (  1,303,542)   (  5,073,967)   ( 2,094,395)

                                           (Continued)

                                                F-5

							    Page 33

                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           ___________

                                    Increase (Decrease) in Cash

                                                            Years Ended December 31,
                                                       1994           1993           1992


        Cash flows from financing activities:
          Proceeds from
            issuance of long-term debt                                          $  500,000
          Payments to acquire treasury stock   ($     3,100)  ($    38,025)    ( 2,485,009)
          Repayment of debt
            to majority shareholder                                            (   256,435)
          Repayment of long-term debt           (    445,000)  (    445,000)   ( 2,536,008)
          Net borrowings (repayment)
            under notes payable, banks          ( 13,081,000)    10,481,000      9,249,927

             Net cash provided by (used in)
               financing activities             ( 13,529,100)     9,997,975      4,472,475

             Net increase (decrease) in cash         582,735   (  1,242,863)     1,357,862

        Cash and cash equivalents,
          beginning of year                          452,085      1,694,948        337,086

             Cash and cash equivalents,
                end of year                      $ 1,034,820    $   452,085     $1,694,948





        Supplemental disclosures of cash flow information (see Note 1):
          Cash paid during the year for:
            Interest                              $1,631,230     $1,645,747     $1,650,466
            Income taxes                           2,271,231      1,572,823      4,861,255











                            The accompanying notes are an integral part
                             of the consolidated financial statements.

                                                F-6
							     Page 34

                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           ___________


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business

    The Company is engaged in the garment business, in which it manufactures and distributes (predominantly to retail businesses) popular priced ladies under garments. Triumph International Overseas Ltd., a Liechtenstein corporation ("Triumph"),is the Company's majority shareholder who at December 31, 1994 and 1993 owned approximately 84% of the Company's outstanding common shares.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The subsidiary, Crescent Industries, Inc., commenced operations on April 27, 1992. All significant inter-company accounts and transactions have been eliminated.

    Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    Inventories

    Inventories are stated at the lower-of-cost or market. Cost is deter-mined on the first-in, first-out basis.

    Property, Plant and Equipment and Depreciation

    Property, plant and equipment are stated at cost. Depreciation has been com-puted by the straight-line method over the estimated useful lives of the related assets.

    Revenue Recognition

    The Company's policy of recognizing revenue is to record sales upon shipment of goods.

    Income Per Common Share

    Per share amounts are computed based on the weighted average number of shares of common stock outstanding.



                                                F-7
						           Page 35


                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            ___________





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Income Taxes

    Income tax expense consists of taxes currently payable and deferred income taxes which are based upon temporary differences between financial accounting and tax bases of assets and liabilities in accordance with SFAS No. 109 as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized.

    Other Assets

    Other assets consist principally of long-term investments and notes receivabl due from a garment processor. The notes bear interest at the prime rate. Payments are made based on the billings by the processor to the Company. The notes are being repaid by deduction from amounts owed by the Company to the processor for services performed. During 1994 and 1993, the Company deducted $528,920 and $130,530, respectively, and applied such deductions to the notes. It is estimated that the notes will be reduced by $400,000 in 1995.

    In May 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Securities, was issued by the Financial Accounting Standards Board. As permitted, the Company implemented this Standard on January 1, 1994, retroactive application is not permitted. The effect of the adoption was immaterial to the Company. Investments consist primarily of mutual funds and bonds and are stated at cost. The carrying value of investments approximates market. In 1993 these investments were included in the caption short-term investments in the balance sheet.

    Reclassification

    Certain amounts in prior years have been reclassified to conform to the current year's presentation.


                                                F-8
							     Page 36


                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            ___________




2.  CHANGES IN ACCOUNTING PRINCIPLES

    The Company adopted the provisions of SFAS 106 effective January 1, 1992. The immediate recognition approach was elected which resulted in the recording of a transition obligation of $1,185,600 or $.20 per weighted average common share. Such amount has been reflected in the consolidated statement of income, net of tax effect, as a cumulative effect of change in accounting for the year ended December 31, 1992.

    In addition, the Company adopted the provisions of SFAS 109 effective Janu-ary 1, 1992. At January 1, 1992, the Company recorded a tax benefit of approximately $12,800, which represents the net increase to the deferred tax asset as of that date. Such amount has also been reflected in the con-solidated statement of income as a cumulative effect of change in accounting for the year ended December 31, 1992.



3.  INVENTORIES

    Inventories by major classifications are as follows:
          [S]                                         [C]           [C]
                                                     1994           1993

     Raw materials                                $ 7,287,229    $ 7,110,600
     Work-in-process                                9,639,312     10,916,850
     Finished goods                                22,178,113     30,088,933

                                                  $39,104,654    $48,116,383



4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at December 31, consisted of the following:
           [S]                                          [C]            [C]
                                                        1994           1993

      Land                                         $   239,867    $   239,867
      Building and building improvements             6,334,777      6,400,792
      Machinery and equipment                        9,798,420      9,019,508
      Construction in progress                         190,206        195,012
                                                    16,563,270     15,855,179
      Less: Accumulated depreciation                 5,376,952      4,297,720
                                                   $11,186,318    $11,557,459


                                                F-9
							     Page 37

                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            ___________

5.  NOTES PAYABLE, BANKS

    The Company has entered into note agreements with various financial institutions. In general, each agreement stipulates the maximum borrowings from an institution that can be outstanding at any time. The Company borrows against these lines with terms ranging from 90 days to over one year at rates ranging from 5.4375% to 7.1875% Long-term notes payable of $7,000,000 bear interest at rates which are periodically negotiated
    (rates range from 6.82% to 7.49% as of December 31, 1994). These long-term notes mature in August 1997. The Company has $22,000,000 available in unused bank lines of credit at December 31, 1994. The availability of these lines is subject to maintaining satisfactory credit standards and certain financial ratios.


6.  LONG-TERM DEBT

    Long-term debt at December 31, 1994, consisted of $2,806,415 Series "A" Industrial Development Bonds (the Bonds) issued by Cortland County Industrial Development Agency. The Bonds are tax-exempt and bear interest at various rates based on maturity, ranging from 6.6% to 8%, and are payable on September 15 and March 15 of each year. Annual maturities are $445,000 through 1998, $210,000 in 1999, and $205,000 thereafter, through
    September 15, 2003.

    The Bonds are collateralized by a first mortgage on the land, facility and certain equipment purchased with the proceeds of the bond financing. The Bonds are also collateralized by an irrevocable letter of credit for $3,019,238 which was issued for the account of the Company in favor of the Bond Trustee for the benefit of the bondholders.

    The Bond Indenture requires, among other things, that the Company maintain certain financial ratios.

7.  INCOME TAXES

    As discussed in Note 2, the Company adopted SFAS No. 109 as of January 1, 1992.

    The temporary differences which give rise to a significant portion of deferred tax assets and liability at December 31, 1994 are as follows:

                                                   Assets      Liability        Net

               Inventory                        $1,003,712                  $1,003,712
               Accounts receivable                 127,085                     127,085
               Depreciation                        559,929   ($1,317,283)  (   757,354)
               Accruals                            563,957                     563,957
               Employee benefit plans              560,149                     560,149
               Others                               41,822                      41,822
                                                 2,856,654   ( 1,317,283)    1,539,371
               Less: Valuation allowance       (   659,561)                (   659,561)
                                                 $2,197,093   ($1,317,283)   $  879,810

                                               F-10
							    Page 38


                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           ___________




7.  INCOME TAXES (Continued)

    The net deferred tax asset of $879,810 consists of a net current deferred tax asset of $1,507,863 and a net long-term deferred tax liability of $628,053.

    The temporary differences which give rise to a significant portion of deferred tax assets and liability at December 31, 1993 are as follows:

                                                    Assets     Liability       Net

               Inventory                        $1,040,934                  $1,040,934
               Accounts receivable                 127,085                     127,085
               Depreciation                        442,238   ($1,160,334)  (   718,096)
               Accruals                            560,164                     560,164
               Employee benefit plans              551,487                     551,487
               Others                               89,717                      89,717
                                                 2,811,625   ( 1,160,334)    1,651,291
               Less: Valuation allowance       (   631,365)                (   631,365)
                                                $2,180,260   ($1,160,334)   $1,019,926


     The net deferred tax asset of $1,019,926 consists of a net current deferred tax asset of $1,766,047 and a net long-term deferred tax liability of $746,121.

     The temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1992 are as follows:
                                                    Assets     Liability       Net

               Inventory                        $  706,507                  $  706,507
               Accounts receivable                 124,805                     124,805
               Depreciation                        232,665   ($  868,340)  (   635,675)
               Accruals                            419,402                     419,402
               Employee benefit plans              525,587                     525,587
               Others                               35,329                      35,329
                                                 2,044,295   (   868,340)    1,175,955
               Less: Valuation allowance       (   437,820)                (   437,820)
                                                $1,606,475   ($  868,340)   $  738,135

    The net deferred tax asset of $738,135 consists of a net current deferred tax asset of $1,167,179 and a net long-term deferred tax liability of $429,044.

    The valuation reserve changed by $72,087 which resulted in additional tax expense during 1992.


                                               F-11
							    Page 39


                                NCC INDUSTRIES, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            ___________

7.  INCOME TAXES (Continued)

    Reconciliation of federal statutory rate to the effective income tax rate for years ended December 31 follows:

                                                             1994      1993      1992

               Statutory federal taxes                       34.0%     34.0%     34.0%
               State income taxes, net of
                 federal income tax benefit                   1.8       2.5       2.1
               Adjustment of the valuation allowance           .4       3.7       1.5
               Section 936 incentive credit                 ( 7.9)    (13.5)    ( 4.7)
                                                             28.3%     26.7%     32.9%

    At December 31, 1994, the Company has investment tax credit carryforwards for New York State tax purposes of approximately $180,000. These credits expire at various times through December, 2004.

8.  RETIREMENT BENEFIT PLANS

    Pension Plans

    a. The Company has a noncontributory defined benefit pension plan. Employees may no longer accrue service benefits due to an amendment in 1991, but may continue to receive service benefits for vesting purposes. The Company funds an amount each year that is necessary to keep the plan on a sound actuarial basis.

        The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.5%, 6.25% and 7.50% at December 31,
        1994, 1993 and 1992, respectively.   The expected long-term rate of
        return on assets used to determine the net pension cost was 8%, 7.5% and 8% during 1994, 1993 and 1992, respectively.

                                                                   1994         1993
                 Actuarial present value of benefit obligations:
                   Accumulated benefit obligation, including
                     vested benefits of $1,571,377 and
                     $1,682,911                                 ($1,585,552) ($1,728,001)

                 Projected benefit obligation
                   for service provided to date                 ($1,585,552) ($1,728,001)
                 Plan assets at fair value, primarily
                   cash equivalents and U. S. government
                   securities                                     1,193,331    1,374,816
                      Projected benefit obligation
                        in excess of plan assets                (   392,221) (   353,185)
                 Unrecognized net loss                              172,808      103,558
                 Accrued pension cost                           (   219,413) (   249,627)
                 Minimum pension liability                      (   172,808) (   103,558)
                      Unfunded pension liability
                        included in accrued expenses            ($  392,221) ($  353,185)

                                                       F-12
							    Page 40


                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           ___________


8.  RETIREMENT BENEFIT PLANS (Continued)

                                                          1994        1993        1992
                 Net pension cost includes:
                   Service cost                                                 $ 43,630
                   Interest cost                        $108,896    $107,265     109,218
                   Actual return on plan assets          106,687   (  88,403)  ( 122,315)
                   Net amortization and deferral       ( 210,793)      9,765      19,650
                                                        $  4,790    $ 28,627    $ 50,183

    b. On January 1, 1992, the Company implemented a defined contribution plan covering all participants in the defined benefit plan or active Continental U.S. employees age 21 or older with one year of service except for certain executives. Contributions to the plan are deter-mined at the discretion of the Board of Directors and are based on participants' age and compensation. Salary deferrals may be made by the participants commencing January 1, 1993. Total defined contribu-tions costs for 1994, 1993 and 1992 were $247,794, $223,772 and
        $281,575, respectively.

        Postretirement Health Care and Life Insurance Plan

        The Company provides for certain limited postretirement medical and life insurance benefits covering certain employees hired prior to December
        1, 1977. As discussed in Note 2, the Company adopted in 1992 the provisions of SFA No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions.

        The Accumulated Postretirement Benefit Obligation was determined using a discount rate of 6.5% and 6.5% at December 31, 1994 and 1993, respectively. The assumed healthcare cost trend rate used was 10% for 1994; the rate was assumed to decrease gradually to 5% by the year 2008 and remain at that level thereafter. The following sets forth the Plan's status with amounts reported in the Company's consolidated balance sheet at December 31.

                                                                   1994         1993
               Accumulated Postretirement
                 Benefit Obligation (APBO):
                   Retirees                                     $  708,000   $  786,300
                   Active plan participants
                     fully eligible                                320,600      295,400
                   Other active plan participants                  264,500      435,700
                    Total APBO                                   1,293,100    1,517,400
               Plan assets at fair value                            -0-          -0-
                    APBO in excess of plan assets                1,293,100    1,517,400
               Unrecognized net gain (loss)                         30,200  (   248,200)
                    Accrued postretirement benefit
                      obligation included in other liabilities  $1,323,300   $1,269,200

                                               F-13
							    Page 41


                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            ___________


8.  RETIREMENT BENEFIT PLANS (Continued)

                                                          1994        1993        1992
               Net Periodic Post-
                 retirement Benefit Expense:
                   Service cost                         $ 12,200    $ 14,400    $ 12,800
                   Interest cost                          84,400      99,200      92,800
                    Net periodic postretire-
                      ment benefit expense              $ 96,600    $113,600    $105,600

    A discount rate of 7.5%, 8% and 8% was used to determine the net periodic postretirement benefit expense for December 31, 1994, 1993 and 1992. Increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $131,800 and increase the aggregate of the service cost and interest cost of net periodic postretirement benefit expense by $5,900.


9.  COMMITMENTS

    Leases

    Rent expense was approximately $262,000, $428,000 and $424,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Minimum lease commitments, exclusive of real estate taxes and other expenses, under all noncancelable real property operating leases at December 31, 1994 are as follows:

                            1995                          $  476,868
                            1996                             481,526
                            1997                             490,712
                            1998                             520,286
                            1999                             490,411
                            Thereafter                     1,609,833

    The leases provide for the payment of increases in real estate taxes and other costs.



                                               F-14
							    page 42


                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            ___________


10. RELATED PARTY TRANSACTIONS

    During 1994, 1993 and 1992, the Company purchased merchandise and con-tracted labor from Triumph and its affiliates amounting to $17,900,000, $25,500,000 and $24,800,000, respectively, and made interest payments to Triumph of $13,000 in 1992.

    Until July 1993, Triumph guaranteed certain notes payable and lines of credit, for which the Company incurred loan guarantee fees amounting to approximately $80,000 and $160,000 in 1993 and 1992, respectively.

    In January 1992, the Company purchased 100,000 shares of its common stock from an officer of the Company for $6.50 per share.

    In July 1986, the Company's President acquired 250,000 shares of the Company's common stock for $1 per share, which approximated market value, in exchange for a $250,000 promissory note. The shares are subject to a shareholder's agreement among the President, the Company and Triumph International (Hong Kong) Ltd ("TIHK"), which, among other things, restricts the President from disposing of the shares to other than TIHK and requires TIHK, under certain conditions, to purchase such shares from the President upon termination of his employment. The promissory note called for semi-annual interest payments at an annual interest rate of 7.5%, with principal due on October 31, 1994.

    The President's employment agreement also included a bonus of $550,000 which was paid upon expiration of the agreement on October 31, 1994. At such time the aforementioned note was paid in full.



11. MAJOR CUSTOMERS

    The Company had sales to one customer which approximated 19% in 1994, 20% in 1993 and, 19% in 1992, sales to another customer approximated 17% in 1994, 16% in 1993 and 12% in 1992 and sales to a third customer approximated 10% in 1994, 9% in 1993 and 15% in 1992.



12. CONTINGENCIES

    The Company is subject to actions that arise in the ordinary course of its business activities. Management believes that any resolution of such matters will not materially affect the financial position or results of operations of the Company. Management believes, that they have meritorious defenses and intends to vigorously defend such actions.

                                               F-15
							    Page 43


                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            ___________



13. SUBSEQUENT EVENT

    Subsequent to year end, the Company announced that Triumph and the Company's president have entered into negotiations to sell their holdings (approximately 92%) of the Company's common stock to Maidenform Worldwide Inc.
                                         F-16

							    Page 44


                                   INDEPENDENT AUDITORS' REPORT



         The Board of Directors
         NCC Industries, Inc.
         Cortland, New York



         Our report on the consolidated financial statements of NCC Industries, Inc. and Subsidiary is included on page F-1 of this Form 10-K. In connection with our audits of such financial state-ments, we have also audited the related financial statement schedule on page F-18 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the inform-ation required to be included therein.




                                                       COOPERS & LYBRAND L.L.P.



         Syracuse, New York
         February 3, 1995



                                               F-17
							    Page 45

                                NCC INDUSTRIES, INC. AND SUBSIDIARY

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                           ______________

                 Col. A                    Col. B       Col. C       Col. D      Col. E
                                                       Additions
                                          Balance at   Charged to                Balance at
                                          Beginning    Costs and                    End
              Description                 of Period     Expenses    Deductions   of Period

                  1994

         Allowance for doubtful
           accounts receivable            $350,000    ($ 16,447)   ($ 16,447) (b)  $350,000




                  1993

         Allowance for doubtful
           accounts receivable            $312,700     $ 72,400     $ 35,100  (b)  $350,000




                  1992

         Allowance for doubtful
           accounts receivable            $470,600     $542,100     $700,000  (a)  $312,700





         (a)  Uncollectible accounts written off.

         (b)  Uncollectible accounts written off net of bad debt recoveries.

                                               F-18
							    Page 46



                                SIGNATURES


              			Pursuant to the requirements of Section 13 or 15(d) of
	          	the Securities Exchange Act of 1934, Registrant has duly	caused
            this report to be signed on its behalf by the	undersigned, there
            unto duly authorized.

           	DATED:


                                          			     NCC INDUSTRIES INC.
											   							       			                   By/s/ FRANK MAGRONE
							                                                	FRANK MAGRONE
							                                           Director, President and Chief
							                                           Operating Officer
							                                           Date  3-29-95

                                               		 By /s/ PETER MUEHLBAUER
                                               								  PETER MUEHLBAUER
                                              			 Vice President-Finance,
							                                           Treasurer and Chief Financial
							                                           Officer
                                          							 Date  3-29-95
Pursuant to the requirements of the Securities Exchange Actof 1934, this report has been signed below by the following persons onbehalf of the
Registrant and in the capacities and on the date indicated:
/s/ FRANK MAGRONE        3-29-95    /s/ ANGELO SANGUEDOLCE      3-29-95
FRANK MAGRONE		          Date 	     ANGELO SANGUEDOLCE          Date
Director, President,			             Director, Executive Vice
Chief Operating Officer	            President



/s/ GUENTHER SPEISSHOFER 3-29-95    /s/ OTMAR DREHER             3-29-95
GUENTHER SPIESSHOFER        Date	   OTMAR DREHER                   Date
Director, Chairman of the Board	    Director

/s/ RUDOLF GROETZINGER   3-29-95
RUDOLF GROETZINGER          Date


                             EXHIBIT INDEX
Exhibit No.   _______________Description_____________        	Page
    2		       Omitted (Inapplicable).	 				                     *

    3(i)	      (1) Certificate of Incorporation of Registrant
              (incorporated by reference to Exhibit 3(a) of
		            Registrant Form 10-K for the Year ended
		            December 31, 1980).

     (i)        (2) Amendment to Certificate of Incorporation 	  *
               of Registrant, dated June 13, 1986 (incorpo-
	              rated by reference to Exhibit 3(c) of
		             Registrant's Form 10-K for the year ended
		             December 31, 1986).

    (ii)        Bylaws of Registrant (incorporated by			         *
               reference to exhibit 3(b) of Registrant's
		             Form 10-K for the year ended December 31, 1980).

    4	          Option and Technical Assistance Agreement,		     *
               dated December 22, 1981, between Registrant
           		  and TIHK, including Exhibit A thereto (in-
		             corporated by reference to Exhibit 4(b) to
		             Registrant's Form 8-K, filed January 11, 1982).

    9	         Omitted (Inapplicable).

   10(a)        (1)  Line of Credit Commitment Letter, dated     *
		             July 12, 1991 form Chemical Bank to Registrant,
		             together with master Note, dated October 21,
	            	 1991, relating thereto (incorporated by reference
               to Exhibit 10(i) of Registrant's Form 10-Q
               for the quarter ended September 28, 1991).

          	 	  (2)  Line of Credit Commitment Letter, dated     *
               August 27, 1991 from Marine Midland Bank, N.A.
            		 to Registrant (incorporated by reference to
		             Exhibit 10(ii) of Registrant's Form 10-Q for the
		             quarter ended September 28, 1991).
		             ____________________
           		 *Incorporated by Reference


                           EXHIBIT INDEX

	Exhibit No.   _______________Description_______________	         Page
           		    (3)  Line of Credit Commitment Letter,		           *
            		  dated September 26, 1991 from Norddeutsche
	            	  Landesbank to Registrant, together with
            		  Revolving Credit Note, dated September 26,
		              1991, relating thereto (incorporated by
		              reference to Exhibit 10(iii) of Registrant's
		              Form 10-Q for the quarter ended September 28,
            		  1991).

           		    (4)  Letter Agreement, dated July 30, 1991,
		              between Registrant and Bratex Dominicana, C.
		              por A. ("Bratex"), providing for a loan to Bratex and for the provisions of product assembling, sewing, packaging and shipping services for Registrant by Bratex (incorporated
            		  by reference to Exhibit 10(a)(5) of Registrant's
		              Form 10-K for the year ended December 31, 1993).

           		    (5)  Letter Agreement, dated November 19,
		              1992, between Registrant and Bratex, providing
            		  for an additional loan to Bratex for the
		              packaging and shipping services for Registrant by Bratex (incorporated by reference to Exhibit
		              10(a)(6) of Registrant's Form 10-K for the year ended December 31, 1993).

           		    (6)  Letter Agreement, dated as of June 18,
		              1993, between Registrant and Bratex, providing for additional loans and advances to Bratex and for the provision of product assembling, sewing, packaging and shipping services for
            		  Registrant by Bratex (incorporated by reference
	               to Exhibit 10(a)(7) of Registrant's Form 10-K
		              for the year ended December 31,1993) .

    10(b)        (1)  Agreement, effective January 1, 1985,		         *
            		  between Registrant and TIHK, providing for
		              interest to be paid to TIHK by Registrant on
		              money advanced by TIHK to Registrant
		              (incorporated by reference to Exhibit 10(b)(1)
		              of Registrant's Form 10-K for the year ended
		              December 31, 1984.

           		    (2)  Lease of New York, New York property at       	  *
             	 465 Park Avenue, (incorporated by reference to
		             Exhibit 10(b)(3) of Registrant's Form 10-K for
		             the year ended December 31, 1991).
               ___________________
            			* Incorporated by reference.

                            EXHIBIT INDEX

Exhibit No.   _______________Description_______________	               Page
               (3)  Shareholders' Agreement, dated as of		               *
              July 1, 1986, among Frank Magrone, TIHK
              and Registrant (incorporated by reference to
              Exhibit 10(b)(4) of Registrant's Form 10-K
              for the year ended December 31, 1986).

  10(c) 	      (1) Employment Agreement between Registrant         		    *
          		  and Angelo Sanguedolce, dated July 1, 1988
		            (incorporated by reference to Exhibit 10(c)(6)
          		  of Registrant's Form 10-K for the year ended
	          	  December 31, 1988).

         		    (2)  Employment Agreement between Registrant	         	 		*
              and Peter Muehlbauer, dated as of January 1,
		            1991 (incorporated by reference to Exhibit
		            10(c)(8) of Registrant's Form 10-K for the
		            year ended December 31, 1990).

         		    (3)  Amendment to Employment Contract, dated               *
              as of July 1, 1993, between Registrant and
		            Angelo Sanguedolce (incorporated by reference to
		            Exhibit 10(c)(9) of Registrant's Form 10-K for the
          		  year ended December 31, 1993).

          		   (4)  Employment Contract between Registrant            		  *
 		           and Peter Muehlbauer, dated as of January 1,
		            1994 (incorporated by reference to Exhibit 10(c)
		            (10) of Registrant's Form 10-K for the year ended
		            December 31, 1993).

          		   (5)  Letter Agreement, between Registrant and	             *
              Intimate Apparel Designs Incorporated, dated
		            February 25, 1994, with respect to services
		            of Arthur Rubin (incorporated by reference to
		            Exhibit 10(c)(11) of Registrant's Form 10-K
          		  for the year ended December 31, 1993).

  10(d)	       (1) Installment Sale Agreement, dated as of                *
              August 1, 1988, between the Cortland County
		            Industrial Development Agency (the "IDA") and
		            Registrant (incorporated by reference to
		            Exhibit 28(a)(1) of Registrant's Form 10-Q for
		            the quarter ended October 1, 1988).

          		   (2)  Amendment to Installment Sale Agreement,	             *
          		  dated as of September 1, 1998, between the IDA
		            and Registrant (incorporated by reference to
          		  Exhibit 28(a)(2) of Registrant's Form 10-K for
		            the year ended December 31, 1988).

          		  ____________________
	             * Incorporated by Reference

                            EXHIBIT INDEX

Exhibit No.   _______________Description_______________	           	Page
  10(e)		        (1)  Trust Indenture, dated as of September 1,	      *
                1988, between the IDA and Key Trust Company
		              (the "Trustee"), approved and consented to by
		              Registrant (incorporated by reference to Exhibit
		              28(b)(2) of Registrant's Form 10-Q for the
		              quarter ended October 1, 1988).

             		  (2)  Irrevocable Transferable Letter of Credit,	      *
             	  dated September 30, 1988, from Norstar to the
		              Trustee for the account of Registrant (incor-
		              porated by reference to Exhibit 28(b)(3) of
		              Registrant's Form 10-Q for the quarter ended
		              October 1, 1988).

             		  (3)  Series A Credit and Reimbursement 			             *
      		        Agreement, dated as of September 1, 1988,
            		  between Registrant and Norstar (incorpor-
		              ated by reference to Exhibit 28(b)(4) of
		              Registrant's Form 10-Q for the quarter
		              ended October 1, 1988).

             		  (4)  Series A Mortgage, dated as of September 1,	       *
      		        1988, from the IDA and Registrant to the Trustee
		              and Norstar (incorporated by reference to
		              Exhibit 28(b)(5) of Registrant's Form 10-Q
		              for the quarter ended October 1, 1988).

		              ____________________
   		           * Incorporated by Reference

                           EXHIBIT INDEX

Exhibit No.   _______________Description_______________	             	Page
           		  (5)  Series A Pledge and Assignment, dated as		          *
         			  of September 1, 1988, from the IDA to the
		            Trustee, acknowledged by Registrant (incor-
		            porated by reference to Exhibit 28(b)(6) of
		            Registrant's Form 10-Q for the quarter
		            ended October 1, 1988).

           		  (6)  Series A Guaranty, dated as of September 1, 	       *
        	  	  1988, from Registrant to Norstar (incorporated
		            by reference to Exhibit 28(b)(7) of Registrant's
		            Form 10-Q for the quarter ended October 1, 1988).

           		  (7)  Tax Regulatory Agreement, dated October 6,	          *
         			  1985, for Registrant for the benefit of the IDA,
		            the Trustee and Norstar (incorporated by
          		  reference to Exhibit 28(b)(8) of Registrant's
		            Form 10-Q for the quarter ended October 1, 1988).

           		  (8) Bond Purchase Agreement, dated September 29,       	  *
         			  1988,among the IDA, Registrant, Norstar and First
          		  Albany Corporation (incorporated by reference to
		            Exhibit 28(b)(10) of Registrant's Form 10-K for the
		            year ended December 31, 1988).

   11	       	Omitted (Inapplicable).

   12	       	Omitted (Inapplicable).

   13       		Omitted (Inapplicable).

   16       		Omitted (Inapplicable).

   18	       	Omitted (Inapplicable).

   21       		Subsidiaries of Registrant (incorporated by 		             *
      	     		reference to Exhibit 22 of Registrant's
		            Form 10-K for the year ended December 31,
            		1991).

   22	       	Omitted (Inapplicable).

   23       		Omitted (Inapplicable).

   24(a)     	Resolution of the Board of Directors of Triumph	           *
      		      adopted on January 11,1989 authorizing Barry A.
	            	Adelman to sign for filing of behalf of Triumph
	             all documents required pursuant to federal
	            	securities laws (incorporated by reference to
       	      Exhibit 25(a) of Registrant's Form 8-K dated
	            	April 20, 1989).
	            	____________________
	           	* Incorporated by reference
							Page 52


                           EXHIBIT INDEX

Exhibit No.   _______________Description_______________	              	Page

  (b)	        Power of Attorney, dated January 21, 1989,		               *
         			  pursuant to which Mr. Guenther Spiesshofer
		            appointed Barry A. Adelman as his attorney-in-
		            fact to sign for filing all documents required
		            pursuant to federal securities laws (incor-
		            porated by reference to Exhibit 25(b) of
		            Registrant's Form 8-K dated April 20, 1989)

   27         Financial Data Schedule					                               54

   28	        Omitted (Inapplicable).

   99         Omitted (Inapplicable)


