Form 10-Q
period 1995-03-31
NCC INDUSTRIES INC
filed 1995-05-11
CIK 70855

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C.  20549

(MARK ONE)

    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended April 1, 1995


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

                         NOT APPLICABLE
      (Former name, former address, and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                 Yes    X              No _______


     At April 1, 1995, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.




                      NCC INDUSTRIES, INC.


                            FORM 10-Q

                              INDEX


PART I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements:

             Consolidated Balance Sheets

             Consolidated Statements of Income and Retained Earnings

             Consolidated Statements of Cash Flows

             Notes to Financial Statements

          Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

PART II.     OTHER INFORMATION:

          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  NCC INDUSTRIES, INC. AND SUBSIDIARY
                           BALANCE SHEETS
                            (UNAUDITED)


                                                April 1,       December 31,
                                                 1995             1994
ASSETS

Current assets
  Cash and cash equivalents                   $ 1,025,421      $1,034,820
  Accounts receivable, net                     18,398,875      16,448,704
  Inventories (Note 2)                         45,907,475      39,104,654
  Other current assets                          2,676,180       2,002,917

  Total Current Assets                         68,007,951      58,591,095

 Property, plant and equipment at cost, net    10,844,670      11,186,318

  Other assets                                  1,734,690       1,810,590

                                               $80,587,311    $71,588,003



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                               $17,369,000     $12,000,000
  Accounts payable and accrued expenses        12,954,947      10,997,312
  Current portion of long-term debt               445,000         445,000

  Total Current Liabilities                    30,768,947      23,442,312

  Long term debt, less current portion         10,361,415       9,361,415
  Other liabilities                             2,828,762       2,800,628
  Shareholder's equity                         36,628,187      35,983,648

                                              $80,587,311     $71,588,003








                        See notes to financial statements.

                  NCC INDUSTRIES, INC. AND SUBSIDIARY
             STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (UNAUDITED)



                                            Three Months Ended
                                           April 1,       April 2,
                                            1995            1994

STATEMENTS OF INCOME:

Net Sales                                $27,785,598     $23,866,096

Cost and expenses:
  Cost of sales, shipping, selling,
  general and administrative expenses     26,538,137      22,725,643

  Interest expense                           384,139         434,706
                                         26,922,276       23,160,349

Income before taxes                          863,322         705,747

Income taxes:
  Current                                    337,112          33,381
  Deferred                                  (118,329)         59,681

Net Income                               $   644,539     $   612,685

Income per common share                      $0.15            $0.14

Weighted average shares used in
 computing per share amounts               4,375,492        4,375,751





STATEMENTS OF RETAINED EARNINGS:

Retained earnings, beginning            $28,721,924       $22,890,162

Net income                                 $644,539          $612,685

Retained earnings, ending               $29,366,463       $23,502,847





                            See notes to financial statements.

                                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                                         STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                         Three Months Ended
                                                                    April 1, 1995        April 2, 1994

Cash flows from operating activities

    Net income                                                       $  644,539            $  612,685

    Adjustments to reconcile net income to net cash
      used in operating activities
       Depreciation                                                     383,646               349,281
       Amortization                                                       5,093                 5,902
       Provision for losses on accounts receivable                       27,000                33,750
       Loss from retirement of equipment                                 11,574                    -

    Net change in operating assets and liabilities
       Increase in accounts receivables                             ( 1,977,171)          (  1,774,540)
       Increase in inventory                                        ( 6,802,821)          (  4,458,085)
       Increase (decrease) in accounts
         payable and accrued expenses                                 1,957,635           (      2,331)
       (Increase) decrease in other assets                               70,807           (    108,255)
       Increase in other liabilities                                     28,134                141,081
       Increase in other current assets                            (    673,263)          (    174,636)

   Net cash used in operating activities                           ($ 6,324,827)          ($ 5,375,148)

Cash flows from investing activities

     Purchase of plant & equipment                                ($     53,572)          ($    188,719)
     Decrease in investments                                              -                      28,336

   Net cash used in investing activities                          ($     53,572)          ($    160,383)

                                            See notes to financial statements.


                                   NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS (CONTINUED)

                                              (UNAUDITED)

                                                                  Three Months Ended
                                                               April 1, 1995    April 2, 1994

    Cash flows from financing activities

      Long term debt borrowings                                 $ 1,000,000           -
      Net borrowings under notes payable, banks
                                                                  5,369,000     $ 5,496,133
      Treasury stock purchases                                        -          (    1,600)

      Net cash provided by financing activities                 $ 6,369,000      $ 5,494,533


      Net decrease in cash                                       ($   9,399)     ($   40,998)

      Cash, beginning of year                                   $ 1,034,820       $  442,085

      Cash, end of quarter                                      $ 1,025,421        $ 401,087

    Supplemental disclosure of cash flow
      information

     Cash paid during the quarter for interest                   $ 445,545         $ 418,990

     Cash paid during the quarter for income taxes               $  16,146         $  67,583


                                             See notes to financial statements.






                    NCC INDUSTRIES, INC. AND SUBSIDIARY

                       NOTES TO FINANCIAL STATEMENTS



     1.  Basis of Presentation:

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended
       April 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December
       31, 1995. The balance sheet at December 31, 1994 has been derived from the audited balance sheet at that date.
       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
       December 31, 1994.

     2. Inventory:

        a) Inventories at April 1, 1995 are stated at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

        b)  Inventories consist of:

                                  April 1,          December 31,
                                   1995                  1994
                                (unaudited)

           Raw Materials            $ 8,101,034          $ 7,287,229
           Work in process           12,160,061            9,639,312
           Finished goods            25,646,380           22,178,113
           Total                    $45,907,475          $39,104,654

     3. Net income per share:

       Per share amounts are based on the weighted average number of shares outstanding during the period.







ITEM 2.  Management's Discussion and Analysis of Financial
Condition and
        Results of Operations.

        Results of Operations

        Net sales for the first quarter of 1995 were 16% higher than the the first quarter of 1994 due to higher volume of shipments in both branded and unbranded products and higher average prices received on shipments of branded products. Because of the sales mixture achieved, average revenue per unit sold decreased 1% in the first quarter of 1995 as compared to the first quarter of 1994. Unit volume increased by 16% in the first three months of 1995 as compared to the first three months of 1994 because of an increased demand for Registrant's unbranded products.

        Cost of sales as a percentage of sales increased in the first quarter of 1995 as compared to the first quarter of 1994 because of higher shipments of lower margin products during the first quarter of 1995. Shipping, selling, advertising and general and administrative expenses were generally consistent as a percentage of sales in the first quarter of 1995 as compared to the first quarter of 1994. Interest expense was lower during the first quarter of 1995 as compared to the first quarter of 1994 due primarily to lower average borrowings.

        As a result of the aforementioned items, net income increased 5.2% in the first quarter of 1995 as compared to the first quarter of 1994.


        Financial Condition

        Net cash flows used in operating activities increased
        $950,000 during the first three months of 1995 as compared with the first three months of 1994, primarily due to increases in funds used in inventory, receivables, and other current assets. Inventory increased primarily due to lower-than-anticipated shipments in the first quarter of 1995 and to meet anticipated shipments in the second quarter.

        Net cash flows used in operating activities during the first three months of 1995 was funded by increases in short and long term bank debt under the Registrant's lines of credit. As a result, net cash provided by financing activities increased $902,000 during the first three months of 1995 as compared to the first three months of 1994. Working capital increased approximately $2,000,000 during the first three months of 1995. However, the current ratio declined from 2.5:1, at December 31, 1994 to 2.2:1, at April 1, 1994. Registrant's debt/equity ratio also declined from 1.4:1 to 1.2:1 during the same period.

        Net cash flows used in investing activities decreased slightly in the first quarter of 1995 as compared to the first quarter of 1994, primarily as a result of reduced expenditures on plant and equipment.




In connection with the purchase by Maidenform
Worldwide, Inc. ("Worldwide") of approximately 92.4% of the common stock of Registrant (see Part II - Item 5.
"Other Information" below) on April 26, 1995,
Registrant repaid all of its previously held lines of credit and has entered into an agreement with CoreStates Bank, N.A., Nations Bank, N.A., The Chase
Manhattan Bank N.A., National City Bank, NBD Bank,
Comerica Bank, European American Bank and United Jersey
Bank (the "Lenders") for continued financing at rates ranging approximately from the London Interbank Offered
Rate ("LIBOR") plus 1.25% to Prime rate. The maximum borrowing under this line of credit for Registrant, Worldwide, Registrant's majority shareholder, and
Worldwide's subsidiaries (collectively, the
"Borrowers") is $120,000,000 in the aggregate. Subject to the terms of the agreement, the principal amount outstanding under the revolving credit facility is payable on April 26, 1998, with interest payable monthly prior to such maturity. In addition, such agreement provides for a $50,000,000 term loan facility, the proceeds of which were used to finance the acquisition of Registrant's common stock by Worldwide and repay said lines of credit. These advances carry rates which range from approximately
LIBOR plus 2.25% to Prime plus 1% with interest payable monthly and principal payable in quarterly installments commencing March 31, 1996 through March 31, 2001. In addition, annual payments of principal are due April
30, 1996, April 30, 1997 and April 30, 1998.  As part
of the new financing arrangements, Registrant also became a party to an Amended and Restated Note Purchase
Agreement dated as of April 1, 1995 among Registrant, the other Borrowers and Massachusetts Mutual Life
Insurance Company, Principal Life Insurance Company and
TMG Life Insurance Company (the "Note Purchasers"), pursuant to which outstanding term indebtedness of $30 million was refinanced. Such refinanced indebtedness matures on September 30, 2003 and bears interest, payable quarterly, at 10.75% per annum.

To secure their obligations under these borrowings, the Borrowers, including Registrant, have granted a security interest in favor of the Lenders and the Note
Purchasers in substantially all of their respective assets, which includes a pledge by Maidenform, Inc.
(the immediate parent of Registrant) of the shares of Registrant's common stock owned by it. Upon the occurrence of an event of default, as such term is defined in the loan documents, the Lenders and the Note
Purchasers would be entitled, among other things, to sell the pledged common stock and thereby effect a change of control of Registrant.












                  NCC INDUSTRIES, INC.

              PART II - OTHER INFORMATION



Item 5.  Other Information

Pursuant to a Stock Purchase Agreement (the "Purchase
Agreement"), dated as of April 26, 1995, among Worldwide, Triumph International Overseas, Limited, a
Liechtenstein corporation ("Triumph"), Gunther
Spiesshoffer ("Spiesshoffer") and Frank Magrone
("Magrone"; together with Triumph and Spiesshoffer, the "Sellers"), Sellers sold to Worldwide 4,042,479 shares of Registrant's common stock, constituting all of the shares of Registrant's common stock owned by Sellers
(the "Purchased Shares"). The Purchased Shares constitute approximately 92.4% of Registrant's issued and outstanding common stock. Following the closing of this acquisition, Worldwide contributed all of the purchased shares to Maidenform, Inc. ("Maidenform"), a wholly owned subsidiary of Worldwide. As the sole shareholder of Maidenform, Worldwide beneficially owns, indirectly through Maidenform, such 4,042,479 shares of Registrant's common stock.

Pursuant to the Purchase Agreement, Worldwide, in the aggregate: (i) acquired from Triumph and Spiesshoffer approximately 84% of the common stock for a purchase price consisting of (x) approximately $26,900,000 cash and (y) shares of Class A common stock of Worldwide valued at approximately $37,300,000, and (ii) acquired from Magrone approximately 8% of the common stock for a purchase price consisting of (z) approximately
$2,900,000 cash and (a) shares of Class A common stock of Worldwide valued at approximately $3,255,000.

The consideration paid by Worldwide for the Purchased
Shares equaled approximately $17.55 per purchased share before giving effect to combining the business of Worldwide and Registrant.

Concurrent with the consummation of the transactions provided for in the Purchase Agreement, Triumph, pursuant to a related stock sale agreement, utilized
$20,000,000 of the approximately $26,900,000 cash paid to it and Spiesshoffer for their shares of Registrant
(as described above) to purchase from certain shareholders of Worldwide additional shares of the Class A common stock of Worldwide valued at $20,000,000. In the aggregate, Triumph, Spiesshoffer, and Magrone acquired approximately 28% of the outstanding shares of Class A common stock of Worldwide with an aggregate value of approximately $57,300,000.


In accordance with the terms of the Purchase Agreement, concurrent with the consummation of the acquisitions contemplated thereby, all members of Registrant's Board of Directors (with the exception of Magrone) resigned effective as of the date of the closing, and four designees of Worldwide were elected to replace the resigning directors. As a result, the closing of the transactions contemplated by the Purchase Agreement had the effect of changing the control of Registrant's
Board of Directors.

Worldwide obtained the cash funds for the transaction from a group of banks, on whose behalf CoreStates, N.A.
acted as agent, pursuant to a loan made in the ordinary course of business (the "Financing Loan"). For a description of the Financing Loan, including the pledge of the Purchased Shares, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."
Item 6.  Exhibits and Reports on Form 8-K



     Exhibits No.             Description

(a)     10.1        Stock Purchase Agreement dated April 26, 1995
                    between Maidenform Worldwide, Inc. and Certain
                    Stockholders of NCC Industries, Inc., as Sellers.

        10.2 Stock Sale Agreement dated April 26, 1995 between Triumph International Overseas Ltd., various Sellers and Catherine C. Brawer, as agent for the Sellers.

        10.3        Loan Agreement dated April 26, 1995.

        10.4 Amended and Restated Note Purchase Agreement dated April 1, 1995.

        10.5        Security Agreement dated April 26, 1995.

        10.6        Pledge Agreement dated April 26, 1995.

        10.7 Amendment to Employment Agreement dated as of April 10, 1995 between the Registrant and
                    Peter Muehlbauer.

        10.8        Amendment to Series A Credit and Reimbursement
                    Agreement.

        10.9        Consent to Second Lien.

        10.10       Financial Data Schedule



(b)  Reports on Form 8-K

No Reports on Form 8-K have been filed during the quarter ended
April 1, 1995.

                          EXHIBIT INDEX


     Title of Document                                      Page


Stock Purchase Agreement, dated April 26, 1995,
between Maidenform Worldwide, Inc. and Certain
Stockholders of NCC Industries, Inc., as Sellers.            15


Stock Sale Agreement, dated April 26, 1995,
between Triumph International Overseas Ltd.,
various Sellers and Catherine C. Brawer, as
agent for the Sellers.                                      108


Loan Agreement, dated as of April 26, 1995.                 126


Amended and Restated Note Purchase Agreement dated
as of April 1, 1995.                                        239



Security Agreement dated as of April 26, 1995.              329


Pledge Agreement dated as of April 26, 1995.                356


Amendment to Employment Agreement dated as of
April 10, 1995 between the Registrant and
Peter Muehlbauer.                                           376


Amendment to Series A Credit and Reimbursement Agreement.   379


Consent to Second Lien.                                     387


Financial Schedule.                                         395














SIGNATURES


 Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                     NCC INDUSTRIES, INC.

    Date 05-10-95                   By:
                                    /s/ Peter Muehlbauer
                                    Peter Muehlbauer
                                    Treasurer



    Date 05-10-95                   By:
                                    /s/ David C. Masket
                                    David C. Masket
                                    President































                  STOCK PURCHASE AGREEMENT

                          Between


                 MAIDENFORM WORLDWIDE, INC.

                          As Buyer


                            and


        CERTAIN STOCKHOLDERS OF NCC INDUSTRIES, INC.

                         as Sellers

           _____________________________________

                 Dated as of April 26, 1995
           _____________________________________

                     TABLE OF CONTENTS

                                                        Page

ARTICLE I DEFINITIONS                                      1

          SECTION 1.1  Definitions                        1
          SECTION 1.2  Interpretation                    10


ARTICLE II                        PURCHASE AND SALE; CLOSING11

          SECTION 2.1  Purchase and Sale of Purchased
          Shares                                         11
          SECTION 2.2  Consideration                     11
          SECTION 2.3  Closing                           11
          SECTION 2.4                                    12


ARTICLE III        REPRESENTATIONS AND WARRANTIES OF SELLERS13

          SECTION 3.1  Status of the Purchased Shares    13
          SECTION 3.2  Title to the Purchased Shares     14
          SECTION 3.3  Authority Relative to this
          Agreement                                      14
          SECTION 3.4  No Conflicts; Consents            14
          SECTION 3.5  Corporate Existence and Power     15
          SECTION 3.6  Company Subsidiaries              15
          SECTION 3.7  Charter Documents and
          Corporate Records                              16
          SECTION 3.8  Capitalization                    17
          SECTION 3.9  Reports and Financial
          Statements                                     17
          SECTION 3.10  Liabilities                      18
          SECTION 3.11  Company Receivables              18
          SECTION 3.12  Inventories                      19
          SECTION 3.13  Absence of Certain Changes       19
          SECTION 3.14  Properties                       22
          SECTION 3.15  Contracts                        24
          SECTION 3.16  Intangible Property              27
          SECTION 3.17  Claims and Proceedings           28
          SECTION 3.18  Restrictions on Business
          Activities                                     29
          SECTION 3.19  Taxes                            29
          SECTION 3.20  Employee Benefits Plans          31
          SECTION 3.21  Officers, Directors and Key
          Employees                                      35
          SECTION 3.22  EmploymentRelated Matters        35
          SECTION 3.23  Potential Conflicts of
          Interest                                       36
          SECTION 3.24  Insurance                        36
          SECTION 3.25  Suppliers, Customers and
          Contractors                                    37
          SECTION 3.26  Compliance with Laws             37
          SECTION 3.27  Permits                          38
          SECTION 3.28  Environmental Matters            38
          SECTION 3.29  Finders; Fees                    39
          SECTION 3.30  Depositaries; Powers of
          Attorney, etc.                                 39
          SECTION 3.31  Acquisition for Investment       40
          SECTION 3.32  Disclosure                       40


ARTICLE IV           REPRESENTATIONS AND WARRANTIES OF BUYER40

     SECTION 4.1  Buyer Common Stock                     40
          SECTION 4.2  Acquisition for Investment        40
          SECTION 4.3  Authority Relative to This
          Agreement                                      41
          SECTION 4.4  No Conflicts; Consents            41
          SECTION 4.5  Corporate Existence and Power     42
          SECTION 4.6  Subsidiaries                      42
          SECTION 4.7  Charter Documents                 43
          SECTION 4.8  Capitalization                    43
          SECTION 4.9  Financial Information             44
          SECTION 4.10  Liabilities                      44
          SECTION 4.11  Receivables                      45
          SECTION 4.12  Inventories                      45
          SECTION 4.13  Absence of Certain Changes       46
          SECTION 4.14  Title to Properties              48
          SECTION 4.15  Contracts                        51
          SECTION 4.16  Intangible Property              54
          SECTION 4.17  Claims and Proceedings           55
          SECTION 4.18  Restrictions on Business
          Activities                                     55
          SECTION 4.19  Taxes                            55
          SECTION 4.20  Employee Benefits Plans          57
          SECTION 4.21  Officers, Directors and Key
          Employees                                      61
          SECTION 4.22  Employment Related Matters       61
          SECTION 4.23  Potential Conflicts of
          Interest                                       62
          SECTION 4.24  Insurance                        62
          SECTION 4.25  Suppliers, Customers and
          Contractors                                    63
          SECTION 4.26  Compliance with Laws             63
          SECTION 4.27  Permits                          63
          SECTION 4.28  Environmental Matters            64
          SECTION 4.29  Finders; Fees                    65
          SECTION 4.30  Disclosure                       65


ARTICLE V COVENANTS AND AGREEMENTS                        65

          SECTION 5.1  Conduct of Business of Company    65
          SECTION 5.2  Conduct of Business of Buyer      67
          SECTION 5.3  Corporate Examinations and
          Investigations                                 68
          SECTION 5.4  Additional Financial
          Statements                                     69
          SECTION 5.5  Filings and Authorizations        70
          SECTION 5.6  Efforts to Consummate             70
          SECTION 5.7  Negotiations With Others          71
          SECTION 5.8  Notices of Certain Events         72
          SECTION 5.9  Public Announcements              72
          SECTION 5.10  Confidentiality                  73
          SECTION 5.11  Expenses.                        74
          SECTION 5.12  Tax Matters                      74
          SECTION 5.13  Restrictive Covenant.            75
     SECTION 5.14  Possible Future Ventures              77


ARTICLE VI                             CONDITIONS TO CLOSING78

          SECTION 6.1  Conditions to the Obligations
          of Sellers and Buyer                           78
          SECTION 6.2  Conditions to the Obligations
          of Sellers                                     79
          SECTION 6.3  Conditions to the Obligations
          of Buyer                                       81


ARTICLE VII                                  INDEMNIFICATION83

          SECTION 7.1  Survival of Representations
          and Warranties                                 83
          SECTION 7.2  Obligation of Sellers to
          Indemnify                                      84
          SECTION 7.3  Obligation of Buyer to
          Indemnify                                      84
          SECTION 7.4  Notice and Opportunity to
          Defend Third Party Claims                      85
          SECTION 7.5  Limits on Indemnification         86
          SECTION 7.6  Tax Impact                        87
          SECTION 7.7  Indemnity Sole Remedy             87


ARTICLE VIII   TERMINATION                                87

          SECTION 8.1  Termination                       87
          SECTION 8.2  Effect of Termination; Right
          to Proceed                                     88




ARTICLE IX                                     MISCELLANEOUS89

          SECTION 9.1   Notices                          89
          SECTION 9.2   Entire Agreement                 91
          SECTION 9.3   Waivers and Amendments; Non-
          Contractual
                    Remedies; Preservation of Remedies    91
          SECTION 9.4   Governing Law                    91
          SECTION 9.5   Consent to Jurisdiction and
          Service of Process                             92
          SECTION 9.6   Designated Buyer                 92
          SECTION 9.7   Binding Effect; No Assignment    92
          SECTION 9.8   Exhibits                         92
          SECTION 9.9   Severability                     93
          SECTION 9.10  Counterparts                     93



                          EXHIBITS


Exhibit A  -     List of Sellers

Exhibit B  -     Form of Legal Opinion of Counsel to Buyer

Exhibit C  -     Form of Legal Opinion of Counsel to Sellers
A.                    SELLER SCHEDULES



Schedule 3.1        Restrictions on Purchased Shares

Schedule 3.4        Seller Required Consents

Schedule 3.5        Jurisdictions in which Authorized to

Transact Business

Schedule 3.6        Company Subsidiaries

Schedule 3.8        Capitalization

Schedule 3.10A   Certain Liabilities

Schedule 3.10B   Company Debt

Schedule 3.11 Certain Company Receivables

Schedule 3.13    Recent Developments

Schedule 3.14A   Company Real Property

Schedule 3.14BCompany Leased Tangible Property

Schedule 3.14C   Company Permitted Liens

Schedule 3.15    Contracts

Schedule 3.16    Company Intellectual Property Rights

Schedule 3.17    Claims and Proceedings

Schedule 3.19    Tax Matters

Schedule 3.20    Employee Benefit Plans

Schedule 3.22    Employment-Related Matters

Schedule 3.23    Potential Conflicts of Interest

Schedule 3.24    Insurance

Schedule 3.25A   Suppliers and Customers

Schedule 3.25B   Contractors

Schedule 3.27    Permits

Schedule 3.28    Environmental Matters

Schedule 3.30    Depositories; Powers of Attorney

Schedule 5.1    Certain Matters Prior to Closing



B.                    BUYER SCHEDULES

Schedule 4.4        Buyer Required Consents

Schedule 4.6        Buyer Subsidiaries

Schedule 4.8    Capitalization

Schedule 4.10A   Liabilities

Schedule 4.10B   Buyer Debt

Schedule 4.11    Certain Buyer Receivables

Schedule 4.13    Recent Developments

Schedule 4.14A   Buyer Real Property

Schedule 4.14B   Buyer Leased Tangible Property

Schedule 4.14C   Buyer Permitted Liens

Schedule 4.15    Contracts

Schedule 4.16    Buyer Intellectual Property Rights

Schedule 4.17    Claims and Proceedings

Schedule 4.19    Taxes

Schedule 4.9        Employee Benefit Plans

Schedule 4.22    Employment - Related Matters

Schedule 4.23    Potential Conflicts of Interest

Schedule 4.25A   Suppliers and Customers

Schedule 4.25B   Contractors

Schedule 4.28    Environmental Matters

Schedule 5.2        Certain Matters Prior to Closing

                  STOCK PURCHASE AGREEMENT



  STOCK PURCHASE AGREEMENT dated as of April 26, 1995 between MAIDENFORM WORLDWIDE, INC., a Delaware corporation, and each of the security-holders listed on the signature page of this Agreement (each a "Seller" and collectively the "Sellers"):


                    W I T N E S S E T H:


  WHEREAS, each Seller owns the number of shares of Common Stock, par value $1.00 per share (the "Company Common Stock"), set out in Exhibit A next to the name of such Seller under the caption "Total Number of Purchased Shares" (collectively, the "Purchased Shares"), which Purchased Shares constitute approximately 92% of the issued and outstanding shares of capital stock of NCC Industries, Inc., a Delaware corporation (the "Company"); and


  WHEREAS, each Seller desires to sell and Maidenform
Worldwide, Inc. desires to purchase all of the Purchased
Shares owned by such Seller on the terms and subject to the conditions set forth herein;


  NOW, THEREFORE, in consideration of the mutual promises, covenants and other agreements contained herein, the parties hereby agree as follows:


I                       DEFINITIONS

     I.1 Definitions. (a) The following terms, as used herein, have the following meanings:

  "Acquisition Proposal" shall mean any proposal for the acquisition of, or merger or other business combination involving the Company or any Company Subsidiary or the sale of the Purchased Shares or the sale of any equity interest in, or a substantial portion of the Assets of, the Company or any Company Subsidiary, other than the transactions contemplated by this Agreement.

  "Affiliate" of any person means any other person directly or indirectly through one or more intermediary persons, controlling, controlled by or under common control with such person.

  "Agreement" or "this Agreement" shall mean, and the words
"herein", "hereof" and "hereunder" and words of similar import shall refer to, this agreement as it from time to time may be amended.

  "Ancillary Agreements" shall mean the following instruments to be entered on the Closing Date: (i) Retirement Agreement between Maidenform, Inc. and Robert A. Brawer with a guaranty appended thereto of Buyer; (ii) Employment Agreement between Maidenform, Inc. and Elizabeth
J. Coleman with a guaranty appended thereto of Buyer; (iii) Employment Agreement between Maidenform, Inc. and Catherine
C. Brawer with a guaranty appended thereto of Buyer; (iv) Employment Agreement between Maidenform, Inc. and Magrone with a guaranty appended thereto of Buyer; (v) Purchase Agreement between Robert A. Brawer and Buyer with a guaranty appended thereto of Maidenform, Inc.; and (vi) Call Agreement by and among the stockholders of Buyer other than Triumph, Spiesshofer and Magrone.

  "Assets" shall mean properties, rights, interests and assets of every kind, real, personal or mixed, tangible and intangible.

  "Audit" or "audited" when used in regard to financial statements shall mean an examination of the financial statements by a firm of independent certified public accountants in accordance with generally accepted auditing standards for the purpose of expressing an opinion thereon.

  "Business" in relationship to any person shall mean the business currently conducted by such person.

  "Business Day" shall mean each Monday, Tuesday, Wednesday, Thursday and Friday which is not a day on which banking institutions in the Borough of Manhattan, the City of New York, are authorized or obligated by law or executive order to close.

  "Buyer" shall mean Maidenform Worldwide, Inc., a Delaware corporation and the successor by operation of law to Maidenform Worldwide, Inc., a New York corporation (the
"Predecessor"). Unless specifically stated otherwise, references herein to "Buyer" shall include the Predecessor.

  "Buyer Balance Sheet" shall mean the consolidated balance sheet of Buyer included in its audited financial statements as at and for the fiscal year ended December 31, 1994.

  "Buyer Balance Sheet Date" shall mean December 31, 1994.

  "Buyer Common Stock" shall mean Buyer's Class A shares of
Common Stock, par value $.01 per share, entitling the holders thereof to ten votes per share.

  "Certificate of Incorporation" shall mean, in the case of Buyer, its Restated Certificate of Incorporation, dated the date hereof, and, in the case of any other corporation, the certificate of incorporation, articles of incorporation or charter of a corporation, howsoever denominated under the laws of the jurisdiction of its incorporation.

  "Close of Business" on any given date shall mean 5:00 p.m., Eastern Time, on such date; provided, however, that if such date is not a Business Day, "Close of Business" shall mean 5:00 p.m., Eastern Time, on the next succeeding
Business Day.

  "Company Balance Sheet" shall mean the consolidated balance sheet of the Company included in its audited financial statements as at and for its fiscal year ended
December 31, 1994.

  "Company Balance Sheet Date" shall mean December 31, 1994.

  "Company Merger" shall mean (i) a merger of the Company with and into Buyer or one of Buyer's Affiliates; (ii) a merger of Buyer or one of Buyer's Affiliates with and into the Company; (iii) any other consolidation or business combination between the Company and Buyer or one of Buyer's
Affiliates and (iv) any one of the foregoing transactions involving any Company Subsidiary.

  "Contingency" with respect to a person shall mean any unasserted Liability of which there is a reasonable possibility of assertion and with respect to which the possibility of such person incurring a Liability materially adverse to the Condition of the Business or the Condition of Buyer, as applicable, is not remote.

  "Contract" shall mean any contract, agreement, indenture, note, bond, lease, conditional sale contract, mortgage, license, franchise, instrument, commitment or other binding arrangement.

  "Contractor" shall mean a person retained to design, cut, assemble, produce or package products.

  "Code" shall mean the Internal Revenue Code of 1986, as amended.

  The term "control", with respect to any person, shall mean the power to direct the management and policies of such person, directly or indirectly, by or through stock ownership, agency or otherwise, or pursuant to or in connection with an agreement, arrangement or understanding (written or oral) with one or more other persons by or through stock ownership, agency or otherwise; and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing.

  "Environmental Laws" shall mean any and all statutes, laws (including case law), codes, regulations, ordinances, rules, judgments, orders, decrees, franchises, licenses, agreements or any other requirement or restriction promulgated, imposed, enacted or issued by any federal, state, local and foreign Governmental Bodies relating to human health or the environment, including the emission, discharge or Release of pollutants, contaminants, Hazardous Substances or wastes into the environment (which includes, without limitation, ambient air, surface water, ground water, or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof. "Environmental Laws" shall include but not be limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (42 U.S.C. 9601, et seq.), as amended by the Superfund Amendments and Reauthorization Act of 1986 (42 U.S.C. 9601, et seq.) as amended ("CERCLA"); the Resource Conservation and Recovery Act of 1976, as amended (42 U.S.C. 6901, et seq.); the Clean Water Act (Water Pollution Control Act), as amended (33 U.S.C. 1251, et seq.); the Clean Air Act, as amended (42 U.S.C. 7401, et seq.); the Insecticide, Fungicide and Rodenticide Act, Pesticide Act of 1978, as amended (7 U.S.C.
 136, et seq.); the Toxic Substances Control Act of 1976, as amended (15 U.S.C. 2601 et seq.) the Safe Drinking
Water Act (42 U.S.C. 300(f) et seq.) as amended; and the Hazardous Materials Transportation Control Act (49 U.S.C.
 1801 et seq.).

  "Environmental Liabilities" shall mean all Liabilities arising from, relating to, or otherwise in connection with the Company Real Property or Buyer Real Property, as applicable, which (i) arise under or relate to Environmental Laws and (ii) arise from or relate in any way to actions occurring or conditions existing on or prior to the Closing Date, including but not limited to Third Party Claims and Regulatory Actions.

  "Environmental Permits" with respect to a person shall mean those material Permits required by such person in connection with its Business or the use and operation of the real property owned or leased by it.

  "ERISA" shall mean the Employee Retirement Income Security
Act of 1974, as amended.

  "ERISA Group" shall mean all persons which are treated as being under common control or as a single employer with the Company or any of its Subsidiaries or Buyer or any of its Subsidiaries, as applicable, under Section 414(b), (c), (m) or (o) of the Code.

  "GAAP" shall mean generally accepted accounting principles in effect on the date hereof as set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession of the United States.

  "Hazardous Substances" shall mean any dangerous, toxic, radioactive, caustic or otherwise hazardous material, pollutant, contaminant, chemical, waste or substance defined, listed or described as any of such in or governed by any Environmental Law, including but not limited to urea-formaldehyde, polychlorinated biphenyls, asbestos or asbestos-containing materials, nuclear or radioactive fuel or waste, radon, explosives, known carcinogens, petroleum and its derivatives, petroleum products, or any other waste, material, substance, pollutant or contaminant having any constituent elements displaying any of the foregoing characteristics, or which might cause any injury to human health or safety or to the environment or might subject the owner or operator of the Company Real Property or Buyer Real Property, as applicable, to any Regulatory Actions or Third Party Claims.

  "HSR Act" shall mean the Hart-Scott-Rodino Antitrust
Improvements Act of 1976, as amended.

  "IRS" shall mean the Internal Revenue Service.

  "Knowledge" with respect to (a) any individual shall mean actual knowledge and (b) any corporation shall mean the actual knowledge of the directors and the executive officers of such corporation; and "knows" has a correlative meaning.

  "Liability" shall mean any direct or indirect indebtedness, liability, assessment, claim, loss, damage, deficiency, obligation or responsibility, fixed or unfixed, choate or inchoate, liquidated or unliquidated, secured or unsecured, accrued, absolute, actual or potential, contingent or otherwise (including any liability under any guaranties, letters of credit or performance credits), of a kind required by GAAP to be set forth on a financial statement or in the notes thereto.

  "Lien" shall mean, with respect to any Asset, any mortgage, lien (including mechanics, warehousemen, laborers and landlords liens), claim, pledge, charge, security interest, preemptive right, right of first refusal, option, judgment, title defect, or encumbrance of any kind in respect of or affecting such Asset.

  "Magrone" shall mean Frank Magrone, one of the Sellers.

  "Multiemployer Plan" shall mean a multiemployer plan (as defined in Section 4001(a)(3) of ERISA) to which any ERISA
Group member makes, or is obligated to make, contributions for which there may be any liability.

  "1934 Act" shall mean the Securities Exchange Act of 1934, as amended, and all rules and regulations promulgated thereunder.

  "1933 Act" shall mean the Securities Act of 1933, as amended, and all rules and regulations promulgated thereunder.

  "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions.

  "Pension Plan" shall mean a pension plan (as defined in Section 3(2) of ERISA) which the Company or any of its Subsidiaries or the Buyer or any of its Subsidiaries, as applicable, sponsors, maintains or to which the Company or any of its Subsidiaries or the Buyer or any of its Subsidiaries, as applicable, makes or is obligated to make contributions.

  The term "person" shall mean an individual, corporation, partnership, joint venture, association, trust, unincorporated organization or other entity, including a government or political subdivision or an agency or instrumentality thereof.

  "Plan" shall mean any employee benefit plan (as defined in Section 3(3) of ERISA), severance bonus or other incentive compensation, vacation, change of control, stock option, stock appreciation right, service award, company car, club membership, relocation, educational assistance, patent award, employee loan, policy, practice or arrangement, employment or consultancy as to which the Company or any of its Subsidiaries or Buyer or any of its Subsidiaries, as applicable, sponsors, maintains or makes or is obligated to make contributions or payments or for which there may be any liability.

  "412 Plan" shall mean a pension plan (as defined in Section 3(2) of ERISA) which any member of the applicable
ERISA Group sponsors or maintains, and is covered under
Section 412 of the Code.

  "Recapitalization Transactions" shall mean, collectively, the following transactions which are also described in
Schedule 5.2 of Buyer's Schedules: (i) the reincorporation merger on or prior to the date hereof of the Predecessor into Buyer (the "Reincorporation Merger"); (ii) the redemption prior to the date hereof by the Predecessor of 88,697 Class B shares of its common stock for a price of $3,050,112; (iii) the merger prior to the date hereof of Chranima, Inc., a New York corporation, with and into the Predecessor; (iv) the payment prior to the date hereof of a dividend by the Predecessor in the amount of $2,456,000; (v) the redemption prior to the date hereof by Elizabeth Needle Craft, Inc., a New York corporation, of its shares of non-voting preferred stock; (vi) the transfer of shares (but not the registration of such transfer) on or prior to the date hereof held by Robert A. Brawer in Maidenform (UK) Limited and Creaciones Textiles de Merida, S.A. de C.V. to a nominee of Maidenform, Inc. and (vii) the filing on the date hereof of Buyer's Certificate of Incorporation to reclassify its capital stock and make other changes to its Certificate of Incorporation.

  "Regulatory Actions" shall mean any claim, demand, action, suit or proceeding brought or instigated by any Governmental Body in connection with any Environmental Law, including, without limitation, civil, criminal and/or administrative proceedings, and whether or not seeking costs, damages, penalties or expenses.

  "Release" shall mean the intentional or unintentional, spilling, leaking, disposing, discharging or disturbance of, or emitting, depositing, injecting, leaching, escaping, or any other release or threatened release to or from, however defined, any Hazardous Substance in violation of any Environmental Law.

  "Reportable Event" shall mean any of the events described in Section 4043(b)(1), (2), (3), (5), (6), (8) or (9) of
ERISA.

  "SEC" shall mean Securities and Exchange Commission.

  "Sellers' Accountants" shall mean Coopers & Lybrand
L.L.P., independent certified public accountants, or such other "Big 6" accounting firm selected by Sellers.

  "Spiesshofer" shall mean Guenther Spiesshofer, one of the Sellers.

  "Stockholders' Agreement" shall mean the Stockholders'
Agreement among the Buyer and all its stockholders to be entered into on the Closing Date after the consummation of the Recapitalization Transactions and upon the acquisition by Sellers of Buyer Common Stock.

  "Subsidiary" as to any person shall mean any entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are owned directly or indirectly through one or more intermediaries, or both, by such person.

  "Tax" (including, with correlative meaning, the terms "Taxes" and "Taxable") shall mean (i) any net income, gross income, gross receipts, sales, use, ad valorem, transfer, transfer gains, franchise, profits, license, withholding, payroll, employment, excise, severance, stamp, occupation, premium, property or windfall profits tax, alternative or add-on minimum tax, customs duty or other tax, fee, assessment or charge of any kind whatsoever (including but not limited to taxes assessed to real property and water and sewer rents relating thereto), together with any interest and any penalty, addition to tax or additional amount imposed by any Governmental Body (domestic or foreign) responsible for the imposition of any such tax (a "Taxing Authority"), with respect to the Company, any Company Subsidiary or the Company Real Property (or the transfer thereof) or Buyer or any Buyer Subsidiary, as applicable;
(ii) any liability for the payment of any amount of the type described in the immediately preceding clause (i) as a result of the Company or any Company Subsidiary or Buyer or any Buyer Subsidiary, as applicable, being a member of an affiliated or combined group with any other corporation at any time on or prior to the Closing Date and (iii) any liability of the Company or any Company Subsidiary or Buyer or any Buyer Subsidiary, as applicable, for the payment of any amounts of the type described in the immediately preceding clause (i) as a result of a contractual obligation to indemnify any other person.

  "Taxable Year" with respect to a person shall mean, with respect to any Tax of such person, the calendar or fiscal year, or shorter period, for which the Tax is computed and the Tax return for such Tax is made.

  "Third Party Claims" shall mean any claim, action, demand, suit or proceeding (other than Regulatory Actions) based on negligence, trespass, strict liability, nuisance, toxic tort or detriment to human health or welfare and, with respect to any of the foregoing, due to Release or other contamination or alleged contamination, or other violation of Environmental Law and whether or not seeking costs, damages, penalties or expenses brought by any person or entity other than a Governmental Body.

  "Triumph" shall mean Triumph International Overseas
Limited, a Liechtenstein corporation and one of the Sellers.

  "Transaction Documents" shall mean, collectively, this Agreement, the Stockholders' Agreement, and each of the other agreements and instruments to be executed and delivered by all or some of the parties hereto in connection with the consummation of the transactions contemplated hereby.

  "Unfunded Pension Liability" shall mean, as of any determination date, the amount, if any, by which the present value of all accrued benefits under a Plan subject to Title IV of ERISA exceeds the fair market value of all assets of such plan all determined using the actuarial assumptions set forth in the Plan.

  The term "voting power" when used with reference to the capital stock of, or units of equity interests in, any person shall mean the power under ordinary circumstances (and not merely upon the happening of a contingency) to vote in the election of directors of such person (if such person is a corporation) or to participate in the management and control of such person (if such person is not a corporation).

  "Welfare Plan" shall mean an employee welfare benefit plan within the meaning of Section 3(1) of ERISA.

  "Withdrawal Liabilities" shall mean the amount of liability determined or which may be determined pursuant to
Section 4201 of ERISA with respect to a Multiemployer Plan.

          (a) The following terms are defined in the following sections of this Agreement:

  Term                               Section

  Asserted Liability                 7.4(a)
  Authorized Agent                   9.5
  Brawer Stock Sale Agreement             6.1(e)
  Buyer's Accountants                2.4(c)
  Buyer Debt                         4.10(b)
  Buyer ERISA Group Plans            3.20(a)
  Buyer Intellectual Property Rights      4.16(a)
  Buyer Products                     4.17
  Buyer Proposed Contracts           4.15(c)
  Buyer Real Property                4.14(a)
  Buyer Receivables                  4.11
  Buyer Required Consents            4.4
  Buyer Returns                      4.19(a)
  Buyer Subsidiary                   4.6(a)
  Buyer Tangible Property            3.14(b)
  Claims                             3.17
  Claims Notice                      7.4(a)
  Closing                            2.3
  Closing Date                       2.3
  Company                            Recital
  Company Common Stock               Recital
  Company Debt                       3.10(b)
  Company Intellectual Property
    Rights                           3.16
  Company Leased Real Property            3.14(a)
  Company Owned Real Property             3.14(a)
  Company Permitted Liens            3.14(d)
  Company Products                   3.17
  Company Proposed Contracts              3.15(c)
  Company Real Property              3.14(a)
  Company Returns                    3.19
  Company Subsidiary                 3.6(a)
  Company Tangible Property               3.14(b)
  Condition of the Business               3.5
  Condition of Buyer                 4.5
  Contemplated Transactions               3.3
  Contingencies                      3.10(a)
  Designated Buyer                   9.6
  Governmental Bodies                3.26
  Indemnifying Party                 7.4(a)
  Indemnitee                         7.4(a)
  Laws                               3.26
  Losses                             7.2
  Orders                             3.26
  Permits                            3.27
  Pre-Closing Tax Period             3.19(b)
  Purchase Price                     2.2
  Purchased Shares                   Recital
  Representatives                    5.3
  Restrictive Covenants              5.13(c)
  Restricted Period                  5.13(a)(i)
  Seller ERISA Group Plans           4.20(a)
  Seller Permitted Liens             4.14(d)
  Seller Required Consents           3.4
  Seller Tangible Property           4.14(b)
  Sellers                            Recital
  Stipulated Amount                  7.5(a)
  WARN                               3.22


     I.2 Interpretation. Unless the context otherwise requires, the terms defined in Section 1.1 shall have the meanings herein specified for all purposes of this Agreement, applicable to both the singular and plural forms of any of the terms defined herein. All accounting terms defined in Section 1.1, and those accounting terms used in this Agreement not defined in Section 1.1, except as otherwise expressly provided herein, shall have the meanings customarily given thereto in accordance with GAAP. When a reference is made in this Agreement to Sections, such reference shall be to a Section of this Agreement unless otherwise indicated. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. Whenever the words "include", "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation". The use of the neuter gender herein shall be deemed to include the masculine and feminine genders wherever necessary or appropriate, the use of the masculine gender shall be deemed to include the neuter and feminine genders and the use of the feminine gender shall be deemed to include the neuter and masculine genders wherever necessary or appropriate.


II               PURCHASE AND SALE; CLOSING

     II.1 Purchase and Sale of Purchased Shares. Subject to the terms and conditions set forth herein, each Seller severally agrees to sell, transfer and deliver to Buyer, and Buyer agrees to purchase, acquire and accept from each Seller, the Purchased Shares of such Seller.


     II.2 Consideration. Subject to the terms and conditions set forth herein, the purchase price (the "Purchase Price") payable by Buyer for the Purchased Shares shall be payable on the Closing Date to the Sellers in cash and/or in shares of Buyer Common Stock, as indicated below. The cash portion of the Purchase Price shall be payable by wire transfer of immediately available funds to accounts designated by Sellers by written notice given to Buyer at least two (2) Business Days prior to the Closing Date.



   Name of         Cash       Number of shares of Buyer
    Seller      portion of             Common
                 Purchase    Stock to be issued to such
                   Price               Seller
Triumph and     $26,860,496                    81,925.17
Spiesshofer
Magrone           2,891,010                     7,155.83
Total           $29,751,506                    89,081.00


     II.3 Closing. The closing (the "Closing") of the purchase and sale of the Purchased Shares hereunder shall take place at the offices of Baer Marks & Upham, 805 Third Avenue, New
York, New York at 10:00 a.m., local time, on the date hereof
(the time and date of the Closing being hereinafter called the "Closing Date"). All transactions consummated at the Closing shall be deemed to have taken place simultaneously.


     II.4 Purchase Price Adjustment. (a) The Purchase Price payable to Triumph shall be increased by an amount (the "Adjustment"), if any, equal to 45% of the excess, if any, of $110,880,000 over the sum of (i) the aggregate cumulative consolidated earnings before interest and taxes ("EBIT") of Buyer and its Subsidiaries for the three-year period commencing January 1, 1995 and ending December 31, 1997 (the "Three-Year Period"), plus (ii) the consolidated EBIT for the Company and the Company Subsidiaries for the period from January 1, 1995 through the Closing Date, provided that (A) the amount of the Adjustment shall not exceed $5,500,000 and
(B) the Adjustment shall be reduced by an amount equal to 8 1/2% of the excess, if any, of $436,152,000 over the "NCC Net Sales" (determined as provided in sub-sections (b) and (c) below) during the Three-Year Period. The amount, if any, payable to Triumph pursuant to the provisions of this
Section 2.4 (a) shall be paid not later than April 30, 1998.

          (a) In the event of the consummation of a Company Merger, Buyer will operate the Company as a separate sales division and will maintain separate books and records for such division so that the determination of NCC Net Sales will be auditable. As used in this Section 2.4(b), the Company, or if the Company is operated as a separate sales division of Buyer such division, is referred to herein as the "NCC
Division". For purposes hereof, "NCC Net Sales" shall mean the total net sales (determined in accordance with GAAP, consistently applied from year to year) of the NCC Division to unaffiliated entities as well as intercompany sales of the NCC Division to other divisions of Buyer. To the extent intercompany NCC Net Sales include sales of the NCC Division to other divisions of Buyer that are not made on an arms-length basis, intercompany sales of the NCC Division to other divisions of Buyer shall be recomputed on a basis as if such sales were on terms which were no less favorable to the NCC Division than the terms of sales by the Company to Buyer or an Affiliate thereof prior to Closing and shall be priced on an arms-length basis. With respect to sales made by the NCC Division to outlet stores of Maidenform, Inc.
such pricing, consistent with past practice, shall be on a "close-out" basis.

          (b) The EBIT of Buyer and NCC Net Sales shall each be determined by the independent certified public accountants engaged by Buyer with respect to the applicable calendar year for which the determination is made (the "Buyer's Accountants") and shall be based upon Buyer's audited consolidated financial statements for the respective calendar year. The EBIT of the Company and Company
Subsidiaries and the NCC Net Sales for the period from January 1, 1995 through the Closing Date shall be based on reviewed financial statements of the Company for such period and shall be determined by Buyer's Accountants. The Buyer's Accountants shall determine the elements included in EBIT in accordance with GAAP, consistently applied from year to year; and shall compute EBIT on a basis consistent with the methodology used in formulating the projections included as
Exhibit 3 in the Appraisal of the Capital Stock of Maidenform Worldwide, Inc. and NCC Industries, Inc. as of
November 30, 1994 prepared by Core States Investment
Banking. Within 120 days after the end of the respective calendar year, Buyer shall deliver to Sellers a copy of the EBIT of Buyer and NCC Net Sales computations of Buyer's Accountants for the respective calendar year.

          (c) If Triumph does not agree with the determinations made by Buyer's Accountants, in accordance with the provisions of Section 2.4(c), and Triumph and Buyer are unable to resolve such disagreements within 30 days after receipt of such determinations, or such longer period as the parties may mutually agree upon, the matters in dispute shall be referred for settlement to KPMG Peat Marwick LLP, independent certified public accountants, or such other "Big
6" accounting firm as may be mutually agreed upon (the
"Accounting Firm").  Promptly thereafter, the Accounting
Firm shall review the matters in dispute (the "Disputed
Matters") and make any adjustments necessary to EBIT and NCC
Net Sales over the relevant periods. Each of Triumph and Buyer will make available to the Accounting Firm all information reasonably requested by the Accounting Firm in connection with such review. All written communications to or from the Accounting Firm by one party shall be furnished simultaneously to the other party, and each party shall be afforded reasonable opportunity to participate in all non-written communications with the Accounting Firm in connection with such review. Any determination by the Accounting Firm pursuant to this Section 2.4(d) shall be delivered by the Accounting Firm to Triumph and Buyer and shall be final, conclusive and non-appealable. Triumph, on the one hand, and Buyer on the other hand, shall bear the fees and expenses of the Accounting Firm in equal shares.


III      REPRESENTATIONS AND WARRANTIES OF SELLERS

  Each of Spiesshofer and Magrone, severally, as to the matters relating to himself and the Purchased Shares owned by him referred to in Sections 3.1, 3.2, 3.3, 3.4 and 3.31 (it being understood and agreed that neither Spiesshofer nor Magrone is making any representations or warranties as to any other Section of this Agreement), and Triumph as to all matters referred to in this Article III, represent and warrant to Buyer that:


     III.1 Status of the Purchased Shares. Except as set forth on Schedule 3.1, the Purchased Shares are subject to no restrictions on transferability other than restrictions imposed by (a) the 1933 Act and (b) applicable state securities Laws. Except as set forth on Schedule 3.1, there are no outstanding options, warrants, calls, preemptive rights, rights of first refusal, or other rights to purchase or acquire from any Seller, or any plans, contracts or commitments providing for the issuance of, or the granting of rights to any Seller to acquire: (i) any capital stock of the Company or (ii) any securities convertible into or exchangeable for any capital stock of the Company. No
Seller is contractually obligated or entitled to repurchase or otherwise acquire any outstanding shares of capital stock of the Company.


     III.2 Title to the Purchased Shares. Except as set forth on Schedule 3.1, each Seller owns and holds title to such Seller's Purchased Shares free and clear of any Lien of any kind. At the Closing, Buyer will acquire title to such Seller's Purchased Shares, free and clear of any Lien of any kind other than Liens created by Buyer.


     III.3 Authority Relative to this Agreement. Each Seller has full power, capacity and authority to execute and deliver this Agreement and each other Transaction Document to which he or it is a party and to consummate the transactions contemplated hereby and thereby (the "Contemplated Transactions"). The execution and delivery of this Agreement and the consummation of the Contemplated Transactions to which such Seller is a party have been duly and validly authorized by each Seller and no other proceedings on the part of any Seller (or any other person) are necessary to authorize the execution and delivery by such Seller of this Agreement or the consummation of the Contemplated Transactions to which such Seller is a party. This Agreement has been duly and validly executed and delivered by each Seller, and (assuming the valid execution and delivery of this Agreement by the other parties hereto) constitutes the legal, valid and binding agreement of such Seller enforceable against such Seller in accordance with its terms except as such obligations and their enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the enforcement of creditors' rights generally and except that the availability of equitable remedies, including specific performance, is subject to the discretion of the court before which any proceeding therefor may be brought (whether at law or in equity).


     III.4 No Conflicts; Consents. The execution, delivery and performance by each Seller of this Agreement and each other Transaction Document to which he or it is a party, the consummation of the Contemplated Transactions to which such Seller is a party or the contemplated change of control of the stock ownership of the Company, will not (i) violate any provision of the Certificate of Incorporation or By-laws (or comparable instruments) of Triumph, the Company or any of the Company Subsidiaries; (ii) require the Sellers, the Company or any of the Company Subsidiaries to amend any Contract, obtain any consent, approval or action of or waiver from, or make any filing with, or give any notice to, any Governmental Body or any other person, except for compliance with the HSR Act and as set forth on Schedule 3.4
(the "Seller Required Consents"); (iii) if the Seller
Required Consents are obtained, violate, conflict with or result in the breach of any of the terms of, result in a material modification of the effect of, or otherwise cause the termination of, give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under, any Contract to which any Seller, the Company or any of the Company
Subsidiaries is a party or by or to which any of them or any of their Assets may be bound or subject, or result in the creation of any Lien upon the Purchased Shares or upon the properties of the Company or any of the Company Subsidiaries pursuant to the terms of any such Contract other than such violations, conflicts, breaches, modifications, terminations, rights to terminate, defaults or Liens that, individually or in the aggregate, would not have a material adverse effect on the Condition of the Business; (iv) if the Seller Required Consents are obtained, violate any Law or Order of any Governmental Body against, or binding upon, any Seller, the Company or any of the Company Subsidiaries or upon their respective Assets or Business other than such violations that, individually or in the aggregate, would not have a material adverse effect on the Condition of the Business; (v) if the Seller Required Consents are obtained, violate or result in the revocation or suspension of any Permit other than such violations that, individually or in the aggregate, would not have a material adverse effect on the Condition of the Business; or (vi) if the Seller
Required Consents are not obtained, have a material adverse effect on the Condition of the Business.


     III.5 Corporate Existence and Power. Each of Triumph and the Company is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all requisite powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted. The Company is duly qualified to do business as a foreign corporation and is in good standing in each continental United States jurisdiction where the character of the property owned or leased by it or the nature of its activities makes such qualification necessary, except for those jurisdictions where the failure to be so qualified would not, individually or in the aggregate, have a material adverse effect on the business, its Assets, financial condition or the results of operations of the Company and the Company Subsidiaries taken as a whole (collectively, the "Condition of the Business"). The Company is duly qualified to do business as a foreign corporation in each of the jurisdictions listed on Schedule 3.5 hereto.


     III.6 Company Subsidiaries. (a) Each Company Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or other organization, has all corporate or other powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted and is duly qualified to do business as a foreign person and is in good standing in each jurisdiction where the character of the property owned or leased by it or the nature of its activities make such qualification necessary, except for such jurisdictions where the failure to be so qualified would not, individually or in the aggregate, have a material adverse effect on the Condition of the Business.


          (a) Schedule 3.6 sets out the name of each Subsidiary of the Company ("Company Subsidiary"), its jurisdiction of incorporation or other organization, each jurisdiction in which it is duly qualified to do business as a foreign corporation, the authorized capital stock or other ownership interests of, and the securities issued by, each Company
Subsidiary, together with the holders of all such outstanding securities. Except for the Company Subsidiaries set forth on Schedule 3.6, the Company does not directly or indirectly own any interest in any other person.

          (b) Except as set forth on Schedule 3.6, all of the outstanding capital stock or other ownership interests of each Company Subsidiary is owned by the Company, directly or indirectly, free and clear of any Lien and any other limitation or restriction (including any restriction on the right to vote, sell or otherwise dispose of such capital stock or other ownership interests). All of the outstanding capital stock or other ownership interests of each Company Subsidiary is validly issued, fully paid and nonassessable and was not issued in violation of any preemptive rights, rights of first refusal or any other contractual or legal restrictions of any kind. Except as set forth on Schedule
3.6, there are no outstanding (i) securities of the Company or any Company Subsidiary convertible into or exchangeable for capital stock or other ownership interests in any Company Subsidiary and (ii) options, warrants, calls or other rights to acquire from the Company or any Company Subsidiary, and no obligation of the Company or any Company Subsidiary to issue, any capital stock or other ownership interests of, or any securities convertible into or exchangeable for any capital stock of or ownership interests in, any Company Subsidiary. Except as set out in Schedule
3.6, there are no outstanding obligations of any Company Subsidiary to repurchase, redeem or otherwise acquire any securities of the Company or any Company Subsidiary.


     III.7 Charter Documents and Corporate Records. (a) Triumph has heretofore delivered to the Buyer true and complete copies of the Certificate of Incorporation
(certified by the Secretaries of State or other appropriate official of their respective jurisdictions of incorporation) and By-laws (certified by the respective corporation's secretary or an assistant secretary), or comparable instruments, of Triumph, the Company and each of the Company Subsidiaries as in effect on the date hereof. The stock and transfer books of the Company and each of the Company Subsidiaries have been made available to the Buyer for its inspection and are true and complete.

          (a) All financial, business and accounting books, ledgers, accounts and official and other records relating to the Company and each Company Subsidiary have been properly and accurately kept and completed in all material respects, and there are no material inaccuracies or discrepancies contained or reflected therein. Neither the Company nor any Company Subsidiary has any records, systems, Contracts, data or information, recorded, stored, maintained, operated or otherwise wholly or partly dependent upon or held by any means (including any electronic, mechanical or photographic process, whether computerized or not) which (including all means of access thereto and therefrom) are not under their exclusive ownership and direct control.


     III.8 Capitalization. The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock, par value $1.00 per share, and 500,000 shares of preferred stock, par value $1.00 per share. There are: (a) 4,375,492 shares of Company Common Stock issued and outstanding, 4,042,479 of which are owned by the Sellers in the respective amounts set forth on Exhibit A; (b) 491,349 shares of Company Common Stock held by the Company in its treasury; and (c) no shares of preferred stock of the Company issued and outstanding. All outstanding shares of capital stock of the Company are duly authorized and validly issued, are fully paid and nonassessable and were not issued in violation of any preemptive rights, rights of first refusal or any other contractual or legal restrictions of any kind. There are no outstanding (i) securities of the Company convertible into or exchangeable for shares of capital stock or voting securities of the Company and (ii) options, warrants, calls, preemptive rights, rights of first refusal or other rights to acquire from the Company, and no obligation of the Company to issue, any capital stock, voting securities or securities convertible into or exchangeable for capital stock or voting securities of the Company. There are no outstanding obligations of the Company to repurchase, redeem or otherwise acquire any securities of the Company or any Company Subsidiary.


     III.9 Reports and Financial Statements. Triumph has previously furnished to the Buyer true and complete copies of (i) the Company's Annual Reports on Form 10-K for each of the two fiscal years ended December 31, 1994 and 1993 as filed with the SEC; and (ii) all other reports or registration statements filed by the Company with the SEC since January 1, 1993. Except for the Information Statement pursuant to Section 14(f) of the 1934 Act furnished to stockholders of the Company in connection with the Contemplated Transactions, the Company has not issued or distributed any proxy or information statements since
January 1, 1992. As of their respective dates, the Company's Annual Reports on Form 10-K, and all other reports filed with the SEC since January 1, 1994 did not contain any untrue statement of a material fact, or omit to state a material fact, required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, which untrue statement or omission has not been corrected or updated in a document subsequently filed with the SEC. The consolidated balance sheet and statements of cash flows and operations of the Company and statements of income and retained earnings as of and for the years ended December 31, 1994, 1993, 1992 and 1991 audited by Coopers & Lybrand, L.L.P., copies of all of which have been furnished to Buyer, have been prepared in accordance with GAAP applied on a consistent basis (except as may be indicated therein or in the notes thereto), are accurate, show all material Liabilities, and fairly present in accordance with GAAP the consolidated financial position of the Company and the Company Subsidiaries as of the dates thereof and the consolidated results of operations and cash flows (or changes in financial position, as the case may be), of the Company and the Company Subsidiaries for each of the periods then ended. Since January 1, 1993, the Company has filed with the SEC all reports and registration statements and all other filings required to be filed with the SEC under the rules and regulations of the SEC.


     III.10      Liabilities.  (a)  Except as set forth in
Schedule 3.10A, Triumph is not aware of any unasserted Contingency, except (i) Contingencies which are accrued or reserved against in the consolidated balance sheet of the Company as of December 31, 1994 or reflected in the notes to the audited financial statements of the Company for the fiscal year ended December 31, 1994; and (ii) Liabilities incurred after the Company Balance Sheet Date in the ordinary course of business and consistent with past practice.

          (a) Schedule 3.10B sets forth, as of the date hereof, a brief description of all Liabilities of the Company and each of its Company Subsidiaries in respect of (i) money borrowed from and owed to any bank, financial institution or other person; (ii) any indebtedness arising under leases required to be capitalized under GAAP; (iii) any indebtedness arising under purchase money obligations and (iv) any indebtedness or potential indebtedness under any guaranty, letter of credit or performance credit (the indebtedness or potential indebtedness described in the foregoing clauses being referred to, herein, collectively, as "Company Debt").
Except as set forth on Schedule 3.10B, all Company Debt may be repaid or prepaid upon no more than 30 days' notice without premium or penalty.


     III.11 Company Receivables. (a) All the accounts receivable of the Company and each Company Subsidiary (the "Company Receivables") reflected in the Company Balance Sheet and all Company Receivables that have arisen since the Company Balance Sheet Date (except such Company Receivables as have been collected since such date) are valid and enforceable claims, and constitute bona fide Company Receivables resulting from the sale of goods and services in the ordinary course of business in conformity with applicable purchase orders, agreements and specifications. To the knowledge of Triumph, the Company Receivables are subject to no valid defense, offsets, returns, allowances or credits of any kind other than in the ordinary course of business and are fully collectible within 90 days from the date they are invoiced except to the extent of the amount of the reserve for doubtful accounts reflected in the Company Balance Sheet, it being understood and agreed that nothing contained herein shall be deemed to guarantee the collectibility of the Company Receivables. Triumph has heretofore delivered to Buyer a schedule as at March 31, 1995 setting forth the total amount of Company Receivables and a schedule of the aging of such Company Receivables based on 0-30 days, 31-60 days, 61-90 days and over 90 days. All chargebacks with customers to which the Company or any Company Subsidiary has agreed have been credited to the customers concerned.

          (a) Schedule 3.11 sets forth a brief description and list (including the principal amount and maturity date) of any loan made by the Company or any Company Subsidiary: (i) in excess of $15,000 to any employee of the Company or any Company Subsidiary and (ii) to any person other than employees of the Company or any Company Subsidiary.


     III.12 Inventories. The inventories of the Company and each of the Company Subsidiaries reflected in the Company
Balance Sheet and all inventory items acquired since the Company Balance Sheet Date consist of raw materials, supplies, work-in-process and finished goods of such quality and in such quantities as are being used or are reasonably anticipated to be usable, or are being sold or are suitable for sale, in the ordinary course of its business. Such inventories are valued at the lower of cost or market and were determined in accordance with GAAP consistently applied. Since the Company Balance Sheet Date, the Company and each of the Company Subsidiaries have continued to replenish its inventories in a normal and customary manner consistent with prior practice and prudent business judgment. The Company and each Company Subsidiary have established adequate reserves for inventory that no longer constitutes part of their current line. The amount of such reserves and the methodology used to determine same have been disclosed in writing by Triumph to Buyer with specific reference to this Section 3.12.


     III.13      Absence of Certain Changes.  Since the Company
Balance Sheet Date, except as set forth in this Agreement or disclosed or referred to in Schedule 3.13, each of the Company and the Company Subsidiaries has conducted its business in the ordinary course consistent with past practices and there has not been:

          (a) Any event that has had or would reasonably be expected to have a material adverse effect on the Condition of the Business;

          (b) Any declaration, setting aside or payment of any dividend or other distribution with respect to any shares of capital stock of the Company or any of the Company
Subsidiaries;

          (c) Any amendment to the Certificate of Incorporation or By-laws of the Company or any of the Company Subsidiaries or any amendment to any term of any outstanding security of the Company or any of the Company Subsidiaries;

          (d) Any (i) incurrence, assumption or guarantee by the Company or any of the Company Subsidiaries of any Liability other than in the ordinary course of business in amounts and on terms consistent with past practices, (ii) issuance or sale of any securities convertible into or exchangeable for debt securities of the Company or any of the Company
Subsidiaries, or (iii) issuance or sale of options or other rights to acquire from Seller, the Company or any of the Company Subsidiaries, directly or indirectly, debt securities of the Company or any of the Company Subsidiaries or any securities convertible into or exchangeable for any such debt securities;

          (e) Any creation, incurrence or assumption by the Company or any of the Company Subsidiaries of any Lien on any Asset other than (i) Liens for Taxes not yet due or being contested in good faith (and for which adequate reserves have been established); (ii) Liens which do not materially detract from the value of such Asset as now used, or materially interfere with any present or intended use of such Asset; or (iii) Permitted Liens.

          (f) Any making or forgiving of any loan, advance or capital contribution to or investment in any person other than loans, advances or capital contributions to or investments in Company Subsidiaries made in the ordinary course of business consistent with past practices;

          (g) Any damage, destruction or other casualty loss (whether or not covered by insurance), condemnation or other taking affecting the business or Assets of the Company or any of the Company Subsidiaries which, individually or in the aggregate, has had or will reasonably be expected to have a material adverse effect on the Condition of the Business;

          (h) Except in the ordinary course of business, any transaction or commitment made, or any Contract entered into, by the Company or any of the Company Subsidiaries relating to its Assets or business (including the acquisition or disposition of any substantial Assets) or any relinquishment by the Company or any of the Company
Subsidiaries of any Contract or other right;

          (i) Any change in any method of accounting or accounting practice by the Company or any of the Company Subsidiaries;

          (j) Any assumption or guarantee of the obligations of any person other than a Company Subsidiary;

          (k) Any grant of any severance or termination pay to any stockholder or officer of the Company or any of the Company
Subsidiaries, any entering into of any employment, deferred compensation or other similar agreement (or any amendment to any such existing agreement) with any stockholder, officer or director of the Company or any of the Company
Subsidiaries or any increase in benefits payable under any existing severance or termination pay policies or employment agreements, or any increase in compensation, bonus or other benefits payable to any stockholder, officer or director of the Company or any of the Company Subsidiaries in each case, other than routine increases in the ordinary course of business or disclosed to Buyer in writing with specific reference to this Section 3.13(k) or on any Schedule.

          (l) Any labor dispute, other than routine individual grievances, or any activity or proceeding by a labor union or representative thereof to organize any employees of the Company or any of the Company Subsidiaries, which employees were not subject to a collective bargaining agreement at the Company Balance Sheet Date, or any lockouts, strikes, slowdowns, work stoppages or, to the knowledge of Triumph, threats thereof by or with respect to such employees;

          (m) Any waiver of any material right under any Contract of the type required to be set forth on any Schedule;

          (n) Except for any changes made in the ordinary course of business, any material change in any of the Company's or any of the Company Subsidiaries' business policies, including advertising, investment, marketing, pricing, purchasing, production, personnel, sales, returns, budget or product acquisition policies;

          (o) Except in the ordinary course of business, any payment, directly or indirectly, of any material Liability before the same became due in accordance with its terms;

          (p) Any termination or failure to renew, or the receipt of any written threat (that was not subsequently withdrawn) to terminate or fail to renew, any Contract that is or was material to the Condition of the Business; or

          (q) Any Contract or arrangement made by the Company or any of the Company Subsidiaries to take any action which, if taken prior to the date hereof, would have made any representation or warranty in this Section untrue or incorrect in any material respect.


     III.14 Properties. (a) Schedule 3.14A sets forth a complete list and brief description of all real property owned by the Company or any of the Company Subsidiaries (the "Company Owned Real Property") and all real property leased or operated by the Company or any of the Company
Subsidiaries (the "Company Leased Real Property") (together, the Company Owned Real Property and the Company Leased Real Property shall be referred to as the "Company Real
Property").  With respect to the Company Owned Real
Property, Schedule 3.14A also sets forth for each Company Owned Real Property a list of any title insurance policies, appraisal reports and environmental reports in the possession or under the control of the Company or any of the Company Subsidiaries, copies of all of which have been provided to Buyer. With respect to the Company Leased Real Property, Schedule 3.14A also sets forth the date of each lease and any amendments thereto, the term thereof, including any renewal options, options to purchase, rights of first refusal, and the aggregate monthly rental payable thereunder.

          (a) With respect to the Company Real Property and the Company's or the Company Subsidiaries' operations thereat, except as set forth in Schedule 3.14A:

               (i) To the knowledge of Triumph, there are no violations of any Law (including but not limited to zoning and setback requirements) where the effect of any such violation, individually or in the aggregate, would have a materially adverse effect on the Condition of the Business;

               (ii) The Company or the Company Subsidiaries have obtained and complied with all Permits and Orders, except where the failure to obtain such Permits and Orders or comply therewith, individually or in the aggregate, would not have a material adverse effect on the Condition of the Business;

               (iii) All buildings, structures and other improvements located thereon that are owned or leased are in working condition and repair, reasonable wear and tear excepted, except where such failure to be in working condition and repair, reasonable wear and tear excepted, would not have a material adverse effect on the Condition of the Business, and neither the Company nor any Company Subsidiary has done or performed, or caused to be done or performed, any work or required any services within the past year except for which payment in full has been made and lien waivers obtained;

               (iv) There is no pending or, to the knowledge of Triumph, threatened Claim (including Third Party Claims), or any existing condition or basis which may give rise to any such Claim, or which may otherwise result in the imposition of a Lien or forfeiture of any of the Company Owned Real
Property, or otherwise prohibit, restrict or materially interfere with its use as presently conducted except for Claims which would not have a material adverse effect on the Condition of the Business;

               (v) To the knowledge of Triumph, there is no pending or threatened Claim (including Third Party Claims), or any existing condition or basis which may give rise to any such Claim, or which may otherwise result in the imposition of a Lien or forfeiture of any of the Company Leased Real
Property, or otherwise prohibit, restrict or materially interfere with its use as presently conducted except for Claims which would not have a material adverse effect on the Condition of the Business,

               (vi) There are no pending, or to the knowledge of Triumph, threatened proceedings, which may result in a total or partial condemnation, eminent domain or other taking of any Company Owned Real Property;

               (vii) To the knowledge of Triumph, there are no pending or threatened proceedings, which may result in a total or partial condemnation, eminent domain or other taking of any Company Leased Real Property;

               (viii) There are no claims of or rights to possession, or any claims of adverse possession, with respect to all or any portion of any of the Company Owned Real Property;

               (ix) To the knowledge of Triumph, there are no claims of or rights to possession, or any claims of adverse possession, with respect to all or any portion of any of the Company Leased Real Property; and

               (x) The Company or a Company Subsidiary has good and insurable fee title to the Company Owned Real Property and a valid and existing leasehold interest in the Company Leased
Real Property subject to no Liens except for Company
Permitted Liens.

          (b) Triumph has heretofore provided to Buyer a complete and correct list and description of all tangible property
(the "Company Tangible Property") owned or used by the Company or any Company Subsidiary or which the Company or any of the Company Subsidiaries holds an option to acquire having a value individually of $500,000 or more or $500,000 or more in the aggregate in case of any group of similar items of Company Tangible Property, including, without limitation, all machinery, sewing or cutting machines, equipment, furniture, furnishings, leasehold improvements, fixtures and vehicles. All Company Tangible Property has been maintained in the ordinary course and is in working order, reasonable wear and tear excepted, except for a nonmaterial portion of such Company Tangible Property that may be undergoing repairs or maintenance in the ordinary course and except where such failure to maintain would not have a material adverse effect on the Condition of the Business.

          (c) Schedule 3.14B sets forth the date of each lease of Company Tangible Property and any amendments thereto, the term thereof including renewal options, options to purchase and the aggregate monthly rent payable thereunder.

          (d) Except as set out in Schedule 3.14C, the Company or a Company Subsidiary has good title to all Company Tangible
Property reflected on the Company Balance Sheet or acquired after the Company Balance Sheet Date except for Company
Tangible Property sold or disposed of since the Company
Balance Sheet Date in the ordinary course of business consistent with past practice. The Company or a Company
Subsidiary has good title to all raw materials, work in process or finished Company Products located at the premises of any Contractor. Except as set forth on Schedule 3.14C, none of such Company Tangible Property is subject to any Liens, except for the following (collectively, "Company
Permitted Liens"):

               (i) Liens disclosed on the Company Balance Sheet or the notes thereto;

               (ii) Liens for Taxes not yet due or payable or being contested in good faith (and for which adequate reserves have been established on the Company Balance Sheet);

               (iii) Liens, easements, zoning or other planning restrictions or limitations on use or other irregularities in title, none of which materially detracts from the value of such Assets as now used, or materially interferes with any present use of such Assets;

               (iv) Liens arising in the ordinary course of business which do not materially detract from the value of such Assets as now used or materially interfere with any present use of such Assets; and

               (v) Liens of carriers, warehousemen, mechanics, materialmen, vendors, lessors and landlords incurred in the ordinary course of business.


     III.15 Contracts. (a) Except for Contracts pursuant to the terms of which there is either a current or future obligation or right of the Company or a Company Subsidiary to make payments or receive payments not in excess (individually or, in the case of any group of similar items, in the aggregate) of $50,000, Schedule 3.15 sets forth as of the date hereof a complete and accurate list of all Contracts to which either the Company or any of the Company Subsidiaries is a party, or by or to which it or its Assets are bound or subject, including, without limitation:

               (i) Contracts with any current or former employee, independent contractor, consultant, agent or other representative or with any Affiliate of any of the foregoing;

               (ii)   Contracts relating to the design of any Company
Products;

               (iii)       Other than in the ordinary course of business:
(A) Contracts for the sale of any of its Assets or
(B) Contracts for the grant to any person of any preferential rights to purchase any of its Assets;

               (iv) Contracts under which the Company and/or any of the Company Subsidiaries agree to indemnify any person;

               (v) Contracts under which the Company and/or any of the Company Subsidiaries agree to share Tax liability of, or with, any party;

               (vi) Contracts that cannot be cancelled without material Liability, premium or penalty;

               (vii) Contracts with any person to advertise or market any of the Company's or any of the Company Subsidiaries'
Company Products other than in the ordinary course of business;

               (viii) Contracts relating to the acquisition of any operating business or the capital shares of any other person;

               (ix)   Options for the purchase or sale of any Asset;

               (x) Contracts requiring the payment to any person of an override or similar commission or fee;

               (xi) Contracts with customers, independent suppliers, Contractors and manufacturers other than in the ordinary course of business;

               (xii) Sales agency, licensing, manufacturer's representative or distributorship agreements;

               (xiii) Contracts pursuant to which any party is required to purchase or sell a stated portion of its requirements or output to another party;

               (xiv) Contracts for the payment of fees or other consideration to any officer or director of the Company or any of the Company Subsidiaries or to any other entity in which any of the foregoing has an interest; and

               (xv) Management Contracts and other similar agreements with any person.

          (b) Schedule 3.15 also sets forth as of the date hereof a complete and accurate list of the following Contracts to which either the Company or any of the Company Subsidiaries is a party, or by which it or its Assets are bound or subject:

               (i) Contracts with any current or former stockholder, officer or director that will impose, after the Closing
Date, continuing obligations on the Company or any Company
Subsidiary;

               (ii) Contracts with any labor union or association representing any employee;

               (iii)       Partnership or joint venture agreements;

               (iv) Contracts containing covenants not to compete in any line of business or with any person in any geographical area
(or not to solicit or accept any business) or covenants of any other person not to compete in any line of business or in any geographical area with the Company or any Company
Subsidiary (or not to solicit or accept any business);

               (v) Contracts relating to any Company Debt relating to indebtedness in excess of $250,000; and

               (vi) Contracts providing rights of exclusivity to distributors or retailers for definite or indefinite periods for any products or product lines or for the use of any trademark or tradename.


          (c) Schedule 3.15 also lists and describes the status of all Contracts currently in negotiation or proposed by the Company or any of the Company Subsidiaries as to which there exists a draft agreement, letter of intent or similar instrument and which is of a type which if entered into by the Company or any of the Company Subsidiaries would be required to be listed on Schedule 3.15 or on any other
Schedule (the "Company Proposed Contracts").

          (d)    There are no Contracts, other than those set forth on
Schedule 3.15, on any other Schedule to this Agreement or which are not required to be disclosed hereunder. Except as set forth on Schedule 3.15, all Contracts (individually or, in the case of any group of similar Contracts, in the aggregate) material to the Condition of the Business are valid, subsisting, in full force and effect and binding upon the Company or any of the Company Subsidiaries, as the case may be, and, to the knowledge of Triumph, on the other parties thereto in accordance with their terms, and the Company and each of the Company Subsidiaries has paid in all material respects or accrued all amounts due thereunder and has satisfied in all material respects or provided for all of its liabilities and obligations thereunder to be satisfied or provided for through the date hereof, and is not in default under any of them in any material respect, nor, to the knowledge of Triumph, is any other party to any Contract (individually or, in the case of any group of similar Contracts, in the aggregate) material to the Condition of the Business in default thereunder in any material respect, nor, to the knowledge of Triumph, does any condition exist that with notice or lapse of time or both would constitute a material default thereunder. Except as separately identified on Schedule 3.15 hereto, neither the Company nor any of the Company Subsidiaries is a party to or bound by any Contract that materially adversely affects the Condition of the Business. Except as separately identified on Schedule 3.15 hereto or on any other Schedule, no approval or consent of any person is needed in order that the Contracts (individually or, in the case of any group of similar Contracts, in the aggregate) material to the Condition of the Business continue in full force and effect following the consummation of the Contemplated Transactions and the operation of the Business of the Company and the Company Subsidiaries together with that of the Buyer and the Buyer Subsidiaries except for such approvals or consents which, if not obtained, would not have a material adverse effect on the Condition of the Business. Except as set forth on Schedule 3.15 or any other Schedule, the termination of any Contract will not cause the Buyer, the Company or any Company Subsidiary of the Company to incur any material penalty, loss, expense or termination payment.

          (e) There have been delivered to Buyer, true and complete copies of (i) all of the Contracts required to be set forth on Schedule 3.15 or on any other Schedule and (ii) the most recent draft, letter of intent or term sheet of all of the Company Proposed Contracts required by the provisions of
Section 3.15(c) to be set forth on Schedule 3.15.


     III.16 Intangible Property. (a) Schedule 3.16 sets forth all patents, trademarks, registered copyrights, service marks and trade names owned or used by the Company or any of the Company Subsidiaries, all applications for any of the foregoing, and all permits, grants and licenses or other rights running to or from the Company or any of the Company Subsidiaries relating to any of the foregoing, and there are no other patents, models, industrial designs, trademarks, copyrights, service marks and trade names that are material to the Condition of the Business (the "Company Intellectual Property Rights").

          (a) To the knowledge of Triumph, with respect to Company Intellectual Property Rights owned by the Company material to the Condition of the Business: (i) all United States renewals and other maintenance actions in respect of the registrations set forth in Schedule 3.16 have been appropriately filed; (ii) the Company has exercised its best efforts to ensure compliance with all United States registration and recording requirements, and has paid all necessary government fees; and (iii) the United States trademark registrations and licenses thereof are valid with respect to Company Products that are covered by the registrations. Triumph or, as disclosed in Schedule 3.16, the Company owns the "Lilyette" trademark or any variant thereof and Schedule 3.16 identifies all jurisdictions in which such trademark has been registered or is in use.

          (b) Except as set forth in Schedule 3.16 or except for any restrictions of an immaterial nature, the Company has the right to use, free and clear of any Claims or rights of others, all material trade secrets, know-how, processes, technology, blue prints, art work, films, negatives, photographs, separations, patterns and package and other designs utilized in the conduct of its business, except where such failure to have such rights would not, individually or in the aggregate, have a material adverse effect on the Condition of the Business. The Company has the right to use in its advertising materials, without liability to any person, the photographs or other depictions of models that it does use.

          (c) Except as set forth on Schedule 3.16, no material Company Intellectual Property Right is subject to any Lien or outstanding Order or Contract restricting the use or licensing thereof. Except as set forth on Schedule 3.16,
(i) neither the Company nor any of the Company Subsidiaries during the three years preceding the date hereof has been sued or charged in writing with or been a defendant in any Claim which has not been terminated prior to the date hereof and which involves a Claim of infringement arising out of the use, registration or ownership of any Company
Intellectual Property Rights material to the Condition of the Business; and (ii) Triumph has no knowledge of any such charge or Claim of any infringement during the three years preceding the date hereof by any other person arising out of the use, registration or ownership of any material Company
Intellectual Property Rights.


     III.17      Claims and Proceedings.  Except as set forth on
Schedule 3.17, there are no outstanding material Orders of any Governmental Body against or involving the Company, any of the Company Subsidiaries or their respective Assets other than Orders affecting the apparel industry generally.
Except as set forth on Schedule 3.17, there are no actions, suits, claims or counterclaims or legal, administrative or arbitral proceedings or investigations (collectively,
"Claims") (whether or not the defense thereof or Liabilities in respect thereof are covered by insurance), pending or threatened in writing, against or involving the Company or any of the Company Subsidiaries or any of their respective Assets which (i) involve a claim for the payment of money damages of $100,000 or more; (ii) relate to employment, regardless of amount other than workers' compensation
Claims, severance Claims or Claims under Plans; or (iii) individually or in the aggregate, would have a material adverse effect upon the Contemplated Transactions or upon the Condition of the Business other than Claims affecting the apparel industry generally. Except as set forth on
Schedule 3.17, to the knowledge of Triumph, the Company or the Company Subsidiaries, there is no fact, event or circumstances that would give rise to any Claim that would be required to be set forth on Schedule 3.17 if currently pending or threatened. All notices required to have been given to any insurance company listed as insuring against any Claim set forth on Schedule 3.17 have been timely and duly given and, except as set forth on Schedule 3.17, no insurance company has asserted in writing that such Claim is not covered by the applicable policy relating to such Claim. Except as set forth on Schedule 3.17 there are no material product liability Claims against or involving the Company or any of the Company Subsidiaries or, to the knowledge of Triumph, any product manufactured, marketed or distributed at any time by the Company or any of the Company
Subsidiaries ("Company Products") and no such Claims have been settled, adjudicated or otherwise disposed of since
January 1, 1992. There are no material Claims pending or, to the knowledge of Triumph, threatened that would give rise to any right of indemnification on the part of any director or officer of the Company or any of the Company Subsidiaries or the heirs, executors or administrators of such director or officer, against the Company or any of the Company Subsidiaries or any successor to the business of the Company or any of the Company Subsidiaries.


     III.18 Restrictions on Business Activities. There is no Order binding upon the Company or any of the Company Subsidiaries which has or would reasonably be expected to have the effect of prohibiting or adversely affecting (i) competition by the Company or any of the Company
Subsidiaries, (ii) any business practice of the Company or any of the Company Subsidiaries, (iii) any acquisition of property by the Company or any of the Company Subsidiaries, or (iv) to the knowledge of Triumph, the Condition of the Business.


     III.19 Taxes. (a) Except as set forth in the Company Balance Sheet (including the notes thereto) or on Schedule
3.19, (i) all Tax returns, statements, applications, reports and forms required by law to be filed with any Taxing
Authority on or before the Closing Date with respect to any Pre-Closing Tax Period (as hereinafter defined) by or on behalf of the Company or any Company Subsidiary
(collectively, the "Company Returns") have been timely filed through the date hereof or will be filed when due (taking into account any extension granted by the appropriate Taxing Authority); (ii) as of the time of filing, the Company
Returns correctly reflected (and, as to any Company Returns not filed as of the date hereof and required to be filed on or before the Closing Date, will correctly reflect) the facts regarding the income, business, Assets, operations, activities and status of the Company, the Company
Subsidiaries and any other information required to be shown therein; (iii) the Company and Company Subsidiaries have timely paid or made provision for in reserves shown in the Company Balance Sheet all Taxes that are due and payable for any period ended on or prior to the date of the Company
Balance Sheet; (iv) the Company and Company Subsidiaries have made or on or before the Closing Date will make provision for all Taxes payable by the Company and Company Subsidiaries for any Pre-Closing Tax Period for which no Company Return has been filed; (v) the charges, accruals and reserves for Taxes reflected or that will be reflected on the books of the Company and the Company Subsidiaries are adequate to cover the Tax liabilities accruing or payable by the Company and the Company Subsidiaries in respect of any Pre-Closing Tax Period; (vi) all Liabilities of the Company and the Company Subsidiaries with respect to federal income Taxes have been finally determined except for the fiscal years 1988 through 1993, the only years not closed by the expiration of the statute of limitations; (vii) no deficiency for any Tax or claim for additional Taxes by any Taxing Authority has been proposed, asserted or assessed in writing against the Company or any Company Subsidiary (or any member of any affiliated or combined group of which the Company or any Company Subsidiary is or has been a member);
(viii) neither the Company nor any Company Subsidiary (or any member of any affiliated or combined group of which the Company or any Company Subsidiary is or has been a member) has been granted any extension or waiver of the limitation period applicable to any Company Returns; (ix) neither the Company nor any Company Subsidiary has filed any consent or election under the Code, other than such consents and elections, if any, reflected in the Company Returns or otherwise disclosed in writing to Buyer with specific reference to this Section 3.19(a)(ix) or which could have a material adverse effect on the Condition of the Business;
(x) neither the Company nor any Company Subsidiary has entered into or will enter into any agreement or consent under Section 341(f) of the Code; (xi) neither the Company nor any Company Subsidiary owns any interest in real property in the State of New York or in any other jurisdiction which would result, as a result of the consummation of the Contemplated Transactions, in the imposition of the New York State Real Property Transfer
Gains Tax for real property located in New York or a similar tax for real property located in any other jurisdiction;
(xii) there are no Liens for Taxes upon the Assets of the Company or any Company Subsidiary other than for Taxes not yet due and payable; (xiii) neither the Company nor any Company Subsidiary will be required, as a result of a change in method of accounting for a Pre-Closing Tax Period, to include any adjustment under Section 481(c) of the Code in taxable income for any Tax period (or portion thereof) ending on the Closing Date; (xiv) neither the Company nor any Company Subsidiary has been a member of an affiliated group other than one of which the Company was the common parent, or filed or been included in a combined, consolidated or unitary Company Return together other than one filed by the Company; (xv) neither the Company nor any Company Subsidiary is currently under any contractual obligation to indemnify any other person with respect to Taxes; (xvi) the Company is not and has not been a United
States real property holding corporation as defined in
Section 897(c)(2) of the Code during the applicable period specified in Section 897(c)(1)(A)(ii) thereof; and (xvii) since its organization on February 6, 1992, Crescent
Industries Inc. has been a possessions corporation that qualified for the Puerto Rico and possessions tax credit and since April 27, 1992 has been exempt from Puerto Rican income Taxes.

          (a) As used herein, "Pre-Closing Tax Period" means any tax period (or portion thereof) ending on or before the Closing Date.

          (b) True and correct copies of the Company Returns for the years 1991, 1992 and 1993 have been delivered to Buyer.

          (c) Neither the Company nor any Company Subsidiary is party to any tax-sharing or tax allocation agreement pursuant to which it is obligated to pay any amount to anyone else.

          (d) Except as set forth on Schedule 3.19, neither the Company nor any Company Subsidiary holds or has held a permit, registration, certificate or like instrument as a "dealer" or other collecting agent from a state Taxing
Authority under which it collects sales tax from its business operations and remits such tax to such Taxing
Authority.


     III.20 Employee Benefits Plans. (a) Schedule 3.20 contains a true and complete list of (i) all of the Plans of the Company, any of the Company Subsidiaries, and of any other companies or entities which constitute a member of the Company ERISA Group, which are presently in effect or, in the case of Pension Plans, have been in effect at any time prior to the date hereof and for which there is any liability; (ii) any other pension, profit sharing, retirement, deferred compensation, stock purchase, stock option, incentive, bonus, sabbatical leave, vacation, all employment or severance Contracts (including, without limitation, arrangements providing for benefits in the event of a change of ownership in whole or in part of the Company), disability, hospitalization, health and medical insurance plans, relocation, child care, educational assistance or other employee benefit plan or program which any member of the Company ERISA Group maintains or to which any member of the Company ERISA Group has any present or future obligation to contribute; and (iii) separately identifies all Plans providing retiree benefits. (The Plans or programs described in clauses (i), (ii) and (iii) including all non-qualified plans are herein collectively referred to as the "Company ERISA Group Plans".) Except as set forth in Schedule 3.20, the Company has delivered or made available to Buyer true and complete copies of all documents (including plan documents and related trust agreements) as they may have been amended to the date of delivery or availability, embodying or relating to clauses
(i), (ii) and (iii) hereinabove and a written description of each non-written plan. Since such date of delivery or availability, the Company ERISA Group Plans have not been amended to materially change the terms thereof. The Company has also delivered to Buyer true and complete copies of annual reports (Form 5500) for the last three (3) years, summary annual reports, summary plan descriptions and a summary of material modifications with respect to each Company ERISA Group Plan, as applicable.

          (a) Except as listed on Schedule 3.20, the Company ERISA Group maintains no tax qualified Pension Plans nor has the Company ERISA Group ever maintained any other tax-qualified
Pension Plan for the benefit of employees.

          (b) With respect to each 412 Plan, there has been no failure to make any contribution or pay any amount due as required by Section 412 of the Code, Section 302 of ERISA or the terms of any such 412 Plan, and no request or receipt of any funding waiver has been requested or received from the Internal Revenue Service.

          (c) Except as set forth in Schedule 3.20, no trust has been established in connection with any 412 Plan pursuant to
Section 4049 of ERISA (as in effect on December 17, 1987) and no liabilities that would have a material adverse effect on the Condition of the Business have been asserted against the Company or any Company Subsidiary or any member of the Company ERISA Group in connection with any such 412 Plan by the PBGC or by a trustee appointed pursuant to Section
4042(b) or (c) of ERISA, and no Lien has been attached and neither the PBGC nor the Internal Revenue Service has threatened to attach a Lien on any Assets of or any member of the Company ERISA Group as a result of any failure to comply with the Code or the Treasury regulations thereunder or ERISA.

          (d) Except as set forth on Schedule 3.20, the IRS has issued favorable determination letters to the effect that each qualified Company ERISA Group Plan as amended for The
Tax Reform Act of 1986 and subsequent legislation qualifies under Section 401(a) of the Code and that the related trusts are exempt from taxation under Section 501(a) of the Code and such determination letters remain in effect and have not been revoked. To the knowledge of Triumph, nothing has occurred or is expected to occur that would adversely affect the qualified status of any Company ERISA Group Plan or any related trusts subsequent to the issuance of such determination letters.

          (e) Except as set forth on Schedule 3.20, all Plans maintained by the Company or any member of the Company ERISA Group have been and continue to be in compliance in all material respects (i) in operation with the requirements prescribed by any and all Laws and Orders applicable to the Company ERISA Group Plans including but not limited to ERISA and the Code and with any other contractual obligations and, except as set forth in Schedule 3.20, all reports and disclosures including Form 5500s relating to the Company
ERISA Group Plans required to be filed with or furnished to Governmental Bodies, participants or beneficiaries prior to the Closing Date have been or will be filed or furnished in a timely manner and in accordance with applicable law; and
(ii) in form with those requirements of the Code and the regulations thereunder and ERISA which must be met on the date hereof.

          (f) To the knowledge of Triumph, no member of the Company ERISA Group nor any other "disqualified person" or "party in interest" (as defined in Section 4975 of the Code and Section 3 of ERISA, respectively) has engaged in any "prohibited transaction," as such term is defined in Section
4975 of the Code or Section 406 of ERISA, which could subject any of the Company ERISA Group Plans (or their related trusts), any officer, director or employee of any entity within the ERISA Group or any trustee, administrator or any other fiduciary of any of the Company ERISA Group
Plans to a tax or penalty imposed under Section 4975 of the Code or Section 502(i) of ERISA and which would have a material adverse effect on the Condition of the Business.

          (g) Except as set forth on Schedule 3.20, there are no Claims (other than routine claims for benefits in the ordinary course) pending or, to the knowledge of Triumph, threatened against any of the Company ERISA Group Plans or the Assets of any of the Company ERISA Group Plans or against any fiduciary of any of the Company ERISA Group
Plans for which the Company or the Company Subsidiaries may be directly or indirectly liable, through indemnification obligations or otherwise.

          (h) No member of the Company ERISA Group has provided or is required to provide, security to any single-employer plan pursuant to Section 401(a) of the Code.

          (i) The consummation of the Contemplated Transactions will not accelerate any liability under any of the Company
ERISA Group Plans because of an acceleration of any rights or benefits to which employees may be entitled thereunder.

          (j) With respect to any Company ERISA Group Plan that is a Welfare Plan, (i) each such Welfare Plan, the contributions to which are claimed as a deduction under any provision of the Code, is in compliance in all material respects with all applicable requirements pertaining to such deduction, (ii) with respect to any welfare benefit fund within the meaning of Section 419 of the Code that comprises part of a Welfare Plan, there is no disqualified benefit within the meaning of Section 4976(b) of the Code that would subject the Company or any of the Company Subsidiaries to a tax under Section 4976(a) of the Code which would have a material adverse effect on the Condition of the Business,
(iii) any Welfare Plan which is a group health plan within the meaning of Section 5000(b) of the Code satisfies in all material respects the requirements of Section 4980(B) of the Code, and (iv) all employer contributions due have been fully and timely paid or accrued on the books of the Company or the Company Subsidiaries.

          (k) Schedule 3.20 sets forth the present value of the liability of each Company ERISA Group Plan that is a Welfare
Plan and that provides benefits or coverage extending beyond a participant's termination of employment with the Company, excluding the liability for those benefits required by
Section 4980B of the Code or those which are provided at the sole expense of the participant or beneficiary of the participant.

          (l) Except as set forth on Schedule 3.20, neither the Company nor any member of the Company ERISA Group has incurred or reasonably expects to incur (i) any Withdrawal
Liabilities (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in Withdrawal Liability), or (ii) any Liabilities under Title IV of ERISA with respect to any 412 Plan. Schedule
3.20 also identifies (A) each Multiemployer Plan to which the Company or Company ERISA Group Member currently makes, is obligated to make, or has made or been obligated to make contributions; (B) provides a schedule of the contributions made to each such Multiemployer Plan over the past five years; and (C) provides a schedule of any withdrawal liability payments which a Company ERISA Group Member is obligated to make or has made in the last 10 years to any Multiemployer Plan; and (D) the amount of withdrawal liability that would be due assuming complete withdrawal from all Multiemployer Plans to which Company or any member of the Company ERISA Group contribute. With the exception of the representation contained in this Section 3.20(m), any representation contained herein with regard to Multiemployer
Plans shall be limited to matters of which the Company has knowledge.

          (m) Except as set forth in Schedule 3.20, within the last five years, neither the Company nor any member of the Company ERISA Group has transferred any Assets or Liabilities of a 412 Plan subject to Title IV of ERISA which had, at the date of such transfer, Unfunded Pension
Liabilities or has engaged in a transaction which may reasonably be subject to Section 4212(c) of ERISA.

          (n) Neither the Company nor any member of the Company ERISA Group sponsors or maintains or has obligations direct, contingent or otherwise, with respect to any benefit plan that is subject to the laws of any country other than the United States.

          (o) No Company ERISA Group Plan holds securities of the Company or the Company's Subsidiaries.

          (p) There has been no Reportable Event with respect to any 412 Plan within the last five years.

          (q) With respect to any supplemental employee retirement plans, excess benefit plans (as defined in Section 3(36) of ERISA), severance arrangements with individual employees, whether written or not, or other non qualified plans or arrangements, Schedule 3.20 identifies the individuals or class of individuals covered by each such plan or arrangement.

          (r) Except as set forth on Schedule 3.20, as of December 31, 1994, no 412 Plan sponsored by Company or any member of the Company ERISA Group has any amount of Unfunded Pension
Liability.


     III.21 Officers, Directors and Key Employees. Sellers have provided to Buyer a schedule setting forth (a) the name, total compensation (as reflected on the applicable forms W-2), date of hire and salary history for the two years ended December 31, 1994 of each existing director, executive officer or management employee of the Company and the Company Subsidiaries earning total compensation for the year ended December 31, 1994, (as reflected on the applicable forms W-2) in excess of $75,000, (b) the wage rates and earnings of production workers employed by the Company or any Company Subsidiary in its Cortland, New York and Puerto Rico facilities, and (c) any payments or commitments to pay any severance or termination pay to any such person. Except as set forth on such schedule, the employment of all such persons is terminable at will.


     III.22 Employment-Related Matters. Except as set forth in Schedule 3.22, (a) the Company and the Company
Subsidiaries are not a party to any Contract with any labor organization or other representative of their employees; (b) there is no unfair labor practice charge or complaint pending or, to the knowledge of Triumph, threatened against the Company or any of the Company Subsidiaries; (c) there is no labor strike, slowdown, work stoppage or other material labor controversy in effect or, to the knowledge of Triumph, threatened against or otherwise affecting the Company or any of the Company Subsidiaries; (d) the Company and the Company Subsidiaries have not experienced any labor strike, slowdown, work stoppage or similar material labor controversy within the past three years; (e) no representation question has been raised respecting any of the Company's or any of the Company Subsidiaries' employees working within the past three years, nor, to the knowledge of Triumph, are there any campaigns being conducted to solicit authorization from the Company's employees or any of the Company Subsidiaries' employees to be represented by any labor organization; (f) no collective bargaining agreement relating to any of the Company's employees or any of the Company Subsidiaries' employees is being negotiated other than extensions or renewals of existing agreements set forth in Schedule 3.22; (g) no material Claim before any Governmental Body brought by or on behalf of any employee, prospective employee, former employee, retiree, labor organization or other representative of the Company's employees or any of the Company Subsidiaries' employees, is pending or, to the knowledge of Triumph, threatened against the Company or any of the Company Subsidiaries; (h) to the knowledge of Triumph, neither the Company nor any of the Company Subsidiary is a party to, or otherwise bound by, any material Order relating to its employees or employment practices relating to the employees other than those affecting the industry generally; (i) the Company and the Company Subsidiaries are in compliance with all applicable
Laws, policies, procedures, agreements and Contracts, relating to employment, employment practices, wages, hours, and terms and conditions of employment, except where the failure to comply would not, individually or in the aggregate, have a material adverse effect on the Condition of the Business; (j) except with respect to ongoing disputes of a routine nature involving immaterial amounts, the Company and the Company Subsidiaries have paid in full to all of their employees all wages, salaries, commissions, bonuses, benefits and other compensation due and payable to such employees on or prior to the date hereof; (k) and the Company and the Company Subsidiaries are in compliance with their obligations with respect to their employees pursuant to the Worker Adjustment and Retraining Notification Act of
1988 ("WARN"), and all other notification and bargaining obligations arising under any collective bargaining agreement, statute or otherwise.


     III.23 Potential Conflicts of Interest. Except as set forth in Schedule 3.23, no officer, director or Affiliate of the Company or any of the Company Subsidiaries, no spouse of any such officer, director or Affiliate, nor, to the knowledge of Triumph, no entity controlled by one or more of the foregoing:

          (a) owns, directly or indirectly, any interest in (excepting less than 1% stock holdings for investment purposes in securities of publicly held and traded companies), or is an officer, director, employee or consultant of, any person that carries on business in competition with the Company or any of the Company
Subsidiaries;

          (b) owns, directly or indirectly, in whole or in part, any material Asset that the Company or any of the Company
Subsidiaries uses in the conduct of its business; or

          (c) has any material Claim whatsoever against, or owes any amount to, the Company or any of the Company
Subsidiaries, except for claims in the ordinary course of business such as for accrued vacation pay and accrued benefits under employee benefit plans.


     III.24 Insurance. Schedule 3.24 sets forth a list of all insurance policies, fidelity and surety bonds and fiduciary liability policies covering the Assets, Business, operations, employees, officers and directors of the Company and the Company Subsidiaries and true and complete copies of all such policies and bonds have been delivered to Buyer.
Schedule 3.24 also sets forth with respect to each policy and bond the applicable deductible amounts and any material limitations to coverage. There is no Claim by the Company or any of the Company Subsidiaries pending under any of such policies or bonds as to which coverage has been questioned, denied or disputed by the underwriters of such policies or bonds, or requirement by any insurer to perform work which has not been satisfied. All premiums payable under all such policies and bonds have been paid and the Company and the Company Subsidiaries are otherwise in compliance in all material respects with the terms and conditions of all such policies and bonds. Such policies of insurance and bonds
(or other policies and bonds providing substantially similar insurance coverage) other than those relating to director and officer liability insurance have been in effect since January 1, 1994 and remain in full force and effect. The insurance in effect with respect to Company Owned Real
Property is in an amount of the full replacement value of the buildings and improvements. Triumph does not know of any threatened termination of, premium increase with respect to, or uncompleted requirements under any of such policies or bonds.


     III.25 Suppliers, Customers and Contractors. Schedule 3.25A lists, by dollar volume paid for the 12 months ended December 31, 1994, the 15 largest raw material suppliers and the 25 largest customers of the Company or Company
Subsidiary. Schedule 3.25B lists the names and addresses of those Contractors retained by the Company or any of the Company Subsidiaries involving payments, for the 12 months ended December 31, 1994, in excess of $50,000. The relationships of the Company and the Company Subsidiaries with such suppliers, customers and Contractors are reasonable commercial working relationships and: (i) no supplier or Contractor has refused to provide credit, or has suspended the provision of credit, to the Company or any of the Company Subsidiaries as a result of the failure or delay in payment of amounts due to such suppliers or Contractors;
(ii) all amounts owing to such suppliers and Contractors, if not in dispute, have been paid in accordance with their respective terms; (iii) no person within the last twelve months has threatened in writing to cancel, or otherwise terminate, the relationship of such person with the Company or any of the Company Subsidiaries, and (iv) no person during the last twelve months has decreased materially or, to the knowledge of Triumph, threatened in writing to decrease or limit materially, its relationship with the Company or any of the Company Subsidiaries or, to the knowledge of Triumph, intends to decrease or limit materially its services or supplies to the Company or any of the Company Subsidiaries or its usage or purchase of the services or products of the Company or any of the Company Subsidiaries.


     III.26 Compliance with Laws. Neither the Company nor any of the Company Subsidiaries is in violation of any applicable order, judgment, injunction, award, citation, decree, consent decree or writ (collectively, "Orders"), or any applicable law, statute, code, ordinance, rule, regulation or other requirement (collectively, "Laws"), of any government or political subdivision thereof, whether federal, state, local or foreign, or any agency or instrumentality of any such government or political subdivision, or any court or arbitrator (collectively, "Governmental Bodies") affecting its Assets, affairs or business, where the effect of any such violation, individually or in the aggregate, would have a materially adverse effect on the Condition of the Business. Neither the Company nor any of the Company Subsidiaries has made any illegal payment to officers or employees of any Governmental Body, or made any illegal payment to customers for the sharing of fees or to customers or suppliers for rebating of charges, or engaged in any other illegal reciprocal practice, or made any illegal payment or given any other illegal consideration to purchasing agents or other representatives of customers in respect of sales made or to be made by the Company or any of the Company Subsidiaries.


     III.27      Permits.  The Company and the Company
Subsidiaries have obtained all licenses, permits, certificates, certificates of occupancy, orders, authorizations and approvals of (collectively, "Permits"), and have made all required registrations and filings with, any Governmental Body that are necessary to the conduct of their respective businesses, except for such Permits which, if not in the possession of the Company or the Company
Subsidiaries, would not have a materially adverse effect on the Condition of the Business. All Permits material to the Condition of the Business are listed on Schedule 3.27 and are in full force and effect; no material violations are or have been recorded in respect of any such Permit; and no proceeding is pending or threatened to revoke or limit any Permit.


     III.28 Environmental Matters. (a) Except as set forth in Schedule 3.28, with respect to each of the Company and each of the Company Subsidiaries, there has been no manufacture, refining, storage, transport, disposal or treatment of Hazardous Substances by such party (or, to the knowledge of such party, its predecessor in interest), or any Release at, on or under any Company Real Property by the Company or any Company Subsidiary or, to knowledge of Triumph, by any other person, in violation of any Environmental Law or which would require remedial action under any Environmental Law; to the knowledge of Triumph, none of the soil, ground water or surface water of such Company Real Property is contaminated by any Release.

          (a) During the past five years neither the Company nor any of the Company Subsidiaries has received any written (i) notice of any violation with respect to any Environmental
Law; (ii) notice of any actual, pending or threatened
Regulatory Action involving such party, or any present or former owner, lessee or operator of the Company Real
Property; or (iii) notice of any Third Party Claim.

          (b) Except as set forth in Schedule 3.28, to the knowledge of Triumph: (i) there are no incinerators, septic tanks, underground tanks or cesspools located on, at or under the Company Real Property, (ii) all sewage from the Company Real Property is discharged into a public sanitary sewer system, and (iii) there has been no Release by the Company or any of the Company Subsidiaries into the atmosphere, adjoining or adjacent to any body of water, or on to adjacent property.

          (c) Each of the Company and the Company Subsidiaries, as applicable, has obtained, and is in compliance with, all material Environmental Permits, except where the failure to obtain or be in compliance with any such Environmental
Permits would not, singly or in the aggregate, have a material adverse effect on the Condition of the Business.

          (d) Except as set forth on Schedule 3.28 or as would not, singly or in the aggregate, have a material adverse effect on the Condition of the Business, all such Environmental
Permits are in full force and effect, and the Company and each Company Subsidiary has made all appropriate filings for issuance or renewal of such Environmental Permits.

          (e) Except as set forth on Schedule 3.28 or as would not, singly or in the aggregate, have a material adverse effect on the Condition of the Business, there are no facts, events, conditions, circumstances, activities, practices, incidents, actions, omissions or plans known to Triumph, the Company or the Company Subsidiaries that: (i) may give rise to any Regulatory Action including the Company or any of the Company Subsidiaries or the Company Real Property, or (ii) is reasonably likely to form the basis of any Third Party
Claim involving the Company, any of the Company Subsidiaries or the Company Real Property. Except as set forth on
Schedule 3.28, there are no Regulatory Actions or Third
Party Claims relating to, arising from or otherwise affecting the Company Real Property.


     III.29 Finders; Fees. Except for Tucker Anthony Incorporated whose fees will be paid in accordance with the provisions by Section 5.11, there is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of any Seller, the Company or any of the Company Subsidiaries who might be entitled to any fee or commission from the Company or any of the Company Subsidiaries upon consummation of the Contemplated Transactions.


     III.30      Depositaries; Powers of Attorney, etc.  Schedule
3.30 sets forth (i) the name of each bank or similar entity in which the Company or each of the Company Subsidiaries has an account, lock box or safe deposit box and the names of all persons authorized to draw thereon or to have access thereto; and (ii) the name of each person holding a general or special power of attorney from the Company or each of the Company Subsidiaries and a description of the terms thereof.


     III.31 Acquisition for Investment. Those Sellers who are acquiring Buyer Common Stock are acquiring such stock for their own account and not with a present intention to make any sale, disposition, distribution or other transfer of Buyer Common Stock in a manner that will be in violation of any applicable securities Laws and understand that the Buyer Common Stock has not been registered under the 1933
Act or under the securities Laws of any state.


     III.32 Disclosure. Neither this Agreement, the Schedules hereto, nor any audited or unaudited financial statements, documents or certificates furnished or to be furnished to Buyer by or on behalf of any Seller pursuant to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein or therein not misleading. There are no facts which would materially adversely affect the Condition of the Business which have not been set forth herein, or in any Schedule hereto, or in any certificate or statement furnished or to be furnished to Buyer by Seller.


IV        REPRESENTATIONS AND WARRANTIES OF BUYER

  Buyer represents and warrants to Sellers that:

     IV.1 Buyer Common Stock. The Buyer Common Stock to be issued as part of the Purchase Price is validly authorized and, when issued and delivered in accordance with this Agreement, will be validly issued, fully paid and non-assessable and will not be issued in violation of any preemptive rights, rights of first refusal or other contractual restrictions of any kind of the shareholders of Buyer, and the applicable Sellers will receive good title to the Buyer Common Stock free and clear of all Liens.


     IV.2 Acquisition for Investment. Buyer is acquiring the Purchased Shares for its own account and not with a present intention to make any sale, disposition, distribution or other transfer of the Purchased Shares in a manner that will be in violation of any applicable securities Laws and understands that the Purchased Shares have not been registered under the 1933 Act or under the securities Laws of any state.


     IV.3 Authority Relative to This Agreement. Buyer has full corporate power and authority to execute and deliver this Agreement and each other Transaction Document to which it is a party and to consummate the Contemplated Transactions.
The execution and delivery of this Agreement and the consummation of the Contemplated Transactions to which Buyer is a party have been duly and validly authorized and approved by the Board of Directors and shareholders of Buyer and no other corporate proceedings on the part of Buyer are necessary to authorize the execution and delivery by Buyer of this Agreement or the consummation of the Contemplated Transactions to which Buyer is a party. This Agreement has been duly and validly executed and delivered by Buyer and (assuming the valid execution and delivery of this Agreement by the other parties hereto) constitutes the legal, valid and binding agreement of Buyer, enforceable against Buyer in accordance with its terms, except as such obligations and their enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the enforcement of creditors' rights generally and except that the availability of equitable remedies, including specific performance, is subject to the discretion of the court before which any proceeding therefor may be brought (whether at law or in equity).


     IV.4   No Conflicts; Consents.  Except as set forth in
Schedule 4.4, the execution, delivery and performance by Buyer of this Agreement and each other Transaction Document to which it is a party and the consummation of the Contemplated Transactions to which Buyer is a party will not
(i) violate any provision of the Certificate of Incorporation or By-laws of Buyer or any Buyer Subsidiary;
(ii) require Buyer or any Buyer Subsidiary to amend any Contract, obtain any consent, approval or action of or waiver from, or make any filing with, or give any notice to, any Governmental Body or any other person, except for compliance with the HSR Act and as set forth in Schedule 4.4 (the "Buyer Required Consents"); (iii) if the Buyer Required Consents are obtained, violate, conflict with or result in the breach of any of the terms of, result in a material modification of the effect of, or otherwise cause the termination of, give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under, any Contract to which Buyer or any Buyer Subsidiary is a party or by or to which any of them or any of their Assets may be bound or subject, or result in the creation of any Lien upon the Buyer Common Stock being issued to Sellers or upon the properties of Buyer or any Buyer Subsidiary pursuant to the terms of any such Contract other than such violations, conflicts, breaches, modifications, terminations, rights to terminate, defaults or Liens that, individually or in the aggregate, would not have a material adverse effect on the Condition of Buyer; (iv) if the Buyer Required Consents are obtained, violate any Law or Order of any Governmental Body against, or binding upon, Buyer or any Buyer Subsidiary or upon their respective Assets or Business other than such violations that, individually or in the aggregate, would not have a material adverse effect on the Condition of Buyer; (v) if the Buyer Required Consents are obtained, violate or result in the revocation or suspension of any Permit other than such violations that, individually or in the aggregate, would not have a material adverse effect on the Condition of Buyer or (vi) if the Buyer Required Consents are not obtained, have a material adverse effect on the Condition of Buyer.


     IV.5 Corporate Existence and Power. Buyer is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation and has all requisite corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted. Buyer is duly qualified to do business as a foreign corporation and is in good standing in each continental United States jurisdiction where the character of the property owned or leased by it or the nature of its activities makes such qualification necessary, except for those jurisdictions where the failure to be so qualified would not, individually or in the aggregate, have a material adverse effect on the business, its Assets, financial condition or the results of operations of Buyer or the Buyer Subsidiaries taken as a whole (collectively, the "Condition of Buyer"). Buyer is duly qualified to do business as a foreign corporation in each of the United States jurisdictions listed on Schedule 4.6 hereto.


     IV.6 Subsidiaries. (a) Each Subsidiary of Buyer (each, a "Buyer Subsidiary") is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or other organization, and has all corporate or other powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted and is duly qualified to do business as a foreign person and is in good standing in each continental United States jurisdiction where the character of the property owned or leased by it or the nature of its activities make such qualification necessary, except for such jurisdictions where the failure to be so qualified would not, individually or in the aggregate, have a material adverse effect on the Condition of Buyer.

          (a) Schedule 4.6 sets out the name of each Buyer Subsidiary, its jurisdiction of incorporation or other organization, each United States jurisdiction in which it is duly qualified to do business as a foreign corporation, the authorized capital stock or other ownership interests of, and the securities issued by, each Buyer Subsidiary, together with the holders of all such outstanding securities. Except for the Buyer Subsidiaries set forth on
Schedule 4.6, Buyer does not directly or indirectly own any interest in any other person.

          (b) Except as set forth on Schedule 4.6, all of the outstanding capital stock or other ownership interests of each Buyer Subsidiary is owned by Buyer, directly or indirectly, free and clear of any Lien and any other limitation or restriction (including any restriction on the right to vote, sell or otherwise dispose of such capital stock or other ownership interests). All of the outstanding capital stock or other ownership interests of each Buyer Subsidiary is validly issued, fully paid and nonassessable and was not issued in violation of any preemptive rights, rights of first refusal or any other contractual or legal restrictions of any kind. Except as set forth on Schedule
4.6, there are no outstanding (i) securities of Buyer or any Buyer Subsidiary convertible into or exchangeable for capital stock or other ownership interests in any Buyer Subsidiary and (ii) options, warrants, calls or other rights to acquire from any Buyer Subsidiary, and no obligation of Buyer or any Buyer Subsidiary to issue, any capital stock or other ownership interests of, or any securities convertible into or exchangeable for any capital stock of or ownership interests in, any Buyer Subsidiary. Except as set out in
Schedule 4.6, there are no outstanding obligations of Buyer or any Buyer Subsidiary to repurchase, redeem or otherwise acquire any securities of the Buyer or any Buyer Subsidiary.


     IV.7 Charter Documents. (a) Buyer has heretofore delivered to the Sellers true and complete copies of the Certificate of Incorporation (certified by the Secretary of State of the State of Delaware or, if unavailable on the date hereof, by the Secretary of Buyer) and By-laws certified by the Secretary of Buyer in effect on the date hereof. The stock and transfer books of Buyer and each of the Buyer Subsidiaries have been made available to the Sellers for their inspection and are true and complete.

          (a) All financial, business and accounting books, ledgers, accounts and official and other records relating to Buyer and each Buyer Subsidiary have been properly and accurately kept and completed in all material respects, and there are no material inaccuracies or discrepancies contained or reflected therein. Neither Buyer nor any Buyer Subsidiary has any records, systems, Contracts, data or information, recorded, stored, maintained, operated or otherwise wholly or partly dependent upon or held by any means (including any electronic, mechanical or photograph process, whether computerized or not) which (including all means of access thereto and therefrom) are not under their exclusive ownership and direct control.


     IV.8 Capitalization. (a) Immediately prior to the filing of Buyer's Certificate of Incorporation on the date hereof, the authorized capital stock of Buyer consisted of: (i)
200,000 Class A Common Shares, par value $.01 per share, of which 145,642 shares were issued and outstanding;
(ii) 1,000,000 Class B Common Shares, par value $.01 per share, of which 697,493 were issued and outstanding and of which 423,207 were owned by Subsidiaries; (iii) 100,000
First Preferred Shares, par value $.01 per share, of which no shares were issued and outstanding; and (d) 100,000
Second Preferred Shares, par value $.01 per share, of which 56,670 were issued and outstanding. All of such shares were duly authorized and validly issued, were fully paid and nonassessable.

          (a) The Recapitalization Transactions affecting Buyer or any United States Subsidiary have been duly and validly consummated in accordance with applicable law except that the Reincorporation Merger has not become effective, as of the date hereof, under New York law. The authorized capital stock of Buyer consists of (i) $1,500,000 shares of Common
Stock, par value $.01 per share, of which no shares are issued or outstanding, (ii) 1,000,000 shares of Class A
Common Stock, par value $.01 per share, of which, after giving effect to the issuance of shares thereof to the Sellers pursuant to this Agreement, there will be 900,189 shares issued and outstanding, of which 423,207 shares are owned by Subsidiaries, (iii) one share of Special Preferred
Stock, par value $.01 per share, of which one share is issued and outstanding, and (iv) 500,000 shares of Preferred
Stock, par value $.01 per share, of which no shares are issued and outstanding. All outstanding shares of capital stock of Buyer have been duly authorized and validly issued, fully paid and are non-assessable and have not been issued in violation of any preemptive rights, rights of first refusal or any other contractual legal restrictions of any kind. Except for the restrictions contained in the Stockholders' Agreement, there are no outstanding
(A) securities of Buyer convertible into or exchangeable for shares of capital stock or voting securities of Buyer, and
(B) options, warrants, calls, preemptive rights, rights of first refusal or other rights to acquire from Buyer, and no obligation of Buyer to issue, any capital stock, voting securities or securities convertible into or exchangeable for capital stock or voting securities of Buyer. Except as set forth in the Stockholders' Agreement, there are no outstanding obligations of Buyer or any Buyer Subsidiary to repurchase, redeem or otherwise acquire any securities of Buyer.


     IV.9 Financial Information. The consolidated balance sheet and statements of cash flows and operations of Buyer and statement of income and retained earnings as of and for the years ended December 31, 1994, 1993, 1992 and 1991 audited by Ernst & Young, copies of all of which have been furnished to the Sellers, have been prepared in accordance with GAAP applied on a consistent basis (except as may be indicated therein or in the notes thereto), are accurate, show all material Liabilities, and fairly present in accordance with GAAP the consolidated financial position of Buyer and the Buyer Subsidiaries as of the dates thereof and the consolidated results of operations and cash flows (or changes in financial position, as the case may be), of Buyer and the Buyer Subsidiaries for each of the periods then ended.


     IV.10       Liabilities.  (a)  Except as set forth in
Schedule 4.10A, Buyer and the Buyer Subsidiaries are not aware of any unasserted Contingency, except
(i) Contingencies which are accrued or reserved against in the consolidated balance sheet of Buyer as of December 31, 1994 or reflected in the notes to the audited financial statements of Buyer for the fiscal year ended December 31, 1994; and (ii) Liabilities incurred after December 31, 1994 in the ordinary course of business and consistent with past practice.

          (a) Schedule 4.10B sets forth, as of the date hereof, a brief description of all Liabilities of Buyer and each Buyer
Subsidiaries in respect of (i) money borrowed from and owed to any bank, financial institution or other person; (ii) any indebtedness arising under leases required to be capitalized under GAAP; (iii) any indebtedness arising under purchase money obligations and (iv) any indebtedness or potential indebtedness under any guaranty, letter of credit or performance credit (the indebtedness or potential indebtedness described in the foregoing clauses being referred to, herein, collectively, as "Buyer Debt"). Except as set forth on Schedule 4.10B, all Buyer Debt may be repaid or prepaid upon no more than 30 days' notice without premium or penalty.


     IV.11 Receivables. (a) All the accounts receivable of Buyer and each Buyer Subsidiary (the "Buyer Receivables") reflected in the Buyer Balance Sheet and all Buyer
Receivables that have arisen since the Buyer Balance Sheet
Date (except such Buyer Receivables as have been collected since such date) are valid and enforceable claims, and constitute bona fide Buyer Receivables resulting from the sale of goods and services in the ordinary course of business in conformity with applicable purchase orders , agreements and specifications. To Buyer's knowledge, the Buyer Receivables are subject to no valid defense, offsets, returns, allowances or credits of any kind other than in the ordinary course of business and are fully collectible within 90 days from the date they are invoiced except to the extent of the amount of the reserve for doubtful accounts reflected in the Buyer Balance Sheet, it being understood and agreed that nothing contained herein shall be deemed to guarantee the collectibility of the Buyer Receivables. Buyer has heretofore delivered to Sellers a schedule as at March 31, 1995 setting forth the total amount of Buyer Receivables and a schedule of the aging of such Buyer Receivables based on 0-30 days, 31-60 days, 61-90 days and over 90 days. All chargebacks with customers to which Buyer or any Buyer Subsidiary has agreed have been credited to the customers concerned.

          (a) Schedule 4.11 sets forth a brief description and list (including the principal amount and maturity date) of any loan made by Buyer or any Buyer Subsidiary: (i) in excess of $15,000 to any employee of Buyer or any Buyer Subsidiary and
(ii) to any person other than employees of Buyer or any Buyer Subsidiary.


     IV.12 Inventories. The inventories of Buyer and of each Buyer Subsidiary reflected in the Buyer Balance Sheet and all inventory items acquired since the Buyer Balance
Sheet Date consist of raw materials, supplies, work-in-process and finished goods of such quality and in such quantities as are being used or are reasonably anticipated to be usable, or are being sold or are suitable for sale, in the ordinary course of its business. Such inventories are valued at the lower of cost or market and were determined in accordance with GAAP consistently applied. Since the Buyer Balance Sheet Date, Buyer and each of the Buyer Subsidiaries have continued to replenish its inventories in a normal and customary manner consistent with prior practice and prudent business judgment. Buyer and each Buyer Subsidiary have established adequate reserves for inventory that no longer constitutes part of their current line. The amount of such reserves and the methodology used to determine same have been disclosed in writing by Buyer to Sellers with specific reference to this Section 4.12.


     IV.13 Absence of Certain Changes. Since the Buyer Balance Sheet Date, except as set forth in this Agreement or disclosed or referred to in Schedule 4.13, each of Buyer and the Buyer Subsidiaries has conducted its business in the ordinary course consistent with past practices and there has not been:

          (a) Any event that has had or would reasonably be expected to have a material adverse effect on the Condition of Buyer;

          (b) Any declaration, setting aside or payment of any dividend or other distribution with respect to any shares of capital stock of Buyer or any of the Buyer Subsidiaries;

          (c) Any amendment to the Certificate of Incorporation or By-laws of Buyer or any of the Buyer Subsidiaries or any amendment to any term of any outstanding security of the Buyer or any of the Buyer Subsidiaries;

          (d) Any (i) incurrence, assumption or guarantee by Buyer or any of the Buyer Subsidiaries of any Liability other than in the ordinary course of business in amounts and on terms consistent with past practices, (ii) issuance or sale of any securities convertible into or exchangeable for debt securities of Buyer or any of the Buyer Subsidiaries, or
(iii) issuance or sale of options or other rights to acquire from Buyer or any of the Buyer Subsidiaries, directly or indirectly, debt securities of Buyer or any of the Buyer
Subsidiaries or any securities convertible into or exchangeable for any such debt securities;

          (e) Any creation, incurrence or assumption by Buyer or any of the Buyer Subsidiaries of any Lien on any Asset other than (i) Liens for Taxes not yet due or being contested in good faith (and for which adequate reserves have been established); (ii) Liens which do not materially detract from the value of such Asset as now used, or materially interfere with any present or intended use of such Asset; or
(iii) Permitted Liens.

          (f) Any making or forgiving of any loan, advance or capital contribution to or investment in any person other than loans, advances or capital contributions to or investments in Buyer Subsidiaries made in the ordinary course of business consistent with past practices;

          (g) Any damage, destruction or other casualty loss (whether or not covered by insurance), condemnation or other taking affecting the business or Assets of Buyer or any of the Buyer Subsidiaries which, individually or in the aggregate, has had or will reasonably be expected to have a material adverse effect on the Condition of Buyer;

          (h) Except in the ordinary course of business, any transaction or commitment made, or any Contract entered into, by Buyer or any of the Buyer Subsidiaries relating to its Assets or business (including the acquisition or disposition of any substantial Assets) or any relinquishment by Buyer or any of the Buyer Subsidiaries of any Contract or other right;

          (i) Any change in any method of accounting or accounting practice by Buyer or any of the Buyer Subsidiaries;

          (j) Any assumption or guarantee of the obligations of any person other than a Buyer Subsidiary;

          (k) Any grant of any severance or termination pay to any stockholder or officer of Buyer or any of the Buyer
Subsidiaries, any entering into of any employment, deferred compensation or other similar agreement (or any amendment to any such existing agreement) with any stockholder, officer or director of Buyer or any of the Buyer Subsidiaries or any increase in benefits payable under any existing severance or termination pay policies or employment agreements, or any increase in compensation, bonus or other benefits payable to any stockholder, officer or director of Buyer or any of the Buyer Subsidiaries in each case, other than routine increases in the ordinary course of business or disclosed to Sellers in writing with specific reference to his
Section 4.13(k) or on any Schedule;

          (l) Any labor dispute, other than routine individual grievances, or any activity or proceeding by a labor union or representative thereof to organize any employees of Buyer or any of the Buyer Subsidiaries, which employees were not subject to a collective bargaining agreement at the Buyer
Balance Sheet Date, or any lockouts, strikes, slowdowns, work stoppages or, to the knowledge of Buyer, threats thereof by or with respect to such employees;

          (m) Any waiver of any material right under any Contract of the type required to be set forth on any Schedule;

          (n) Except for any changes made in the ordinary course of business, any material change in any of Buyer's or any of the Buyer Subsidiaries' business policies, including advertising, investment, marketing, pricing, purchasing, production, personnel, sales, returns, budget or product acquisition policies;

          (o) Except in the ordinary course of business, any payment, directly or indirectly, of any material Liability before the same became due in accordance with its terms;

          (p) Any termination or failure to renew, or the receipt of any written threat (that was not subsequently withdrawn) to terminate or fail to renew, any Contract that is or was material to the Condition of Buyer; or

          (q) Any Contract or arrangement made by Buyer or any of the Buyer Subsidiaries to take any action which, if taken prior to the date hereof, would have made any representation or warranty in this Section untrue or incorrect in any material respect.


     IV.14 Title to Properties. (a) Schedule 4.14A sets forth a complete list and brief description of all real property owned by Buyer or any of the Buyer Subsidiaries
(the "Buyer Owned Real Property") and all real property leased or operated by Buyer or any of the Buyer Subsidiaries if the annual base rent thereunder exceeds $250,000 (all real property leased or operated by Buyer or any of the Buyer Subsidiaries (including those with an annual base rent of less than $250,000) is hereinafter referred to as the "Buyer Leased Real Property") (together, the Buyer Owned
Real Property and the Buyer Leased Real Property shall be referred to as the "Buyer Real Property"). With respect to the Buyer Owned Real Property, Schedule 4.14 also sets forth for each Buyer Owned Real Property a list of the most recent title insurance policies, appraisal reports and environmental reports in the possession or under the control of the Buyer or any of the Buyer Subsidiaries, copies of all of which have been provided to Buyer. With respect to the Buyer Leased Real Property with annual base rent in excess of $250,000, Schedule 4.14A also sets forth the date of each lease, the term thereof, the address and square footage of the property, and the aggregate monthly rental payable thereunder.

          (a) With respect to the Buyer Real Property and the respective operations thereat by Buyer or any Buyer
Subsidiary:

               (i) To the knowledge of Buyer, there are no violations of any Law (including but not limited to zoning and setback requirements) where the effect of any such violation, individually or in the aggregate, would have a materially adverse effect on the Condition of Buyer;

               (ii) Buyer or the Buyer Subsidiaries have obtained and complied with all Permits and Orders, except where the failure to obtain such Permits and Orders or comply therewith, individually or in the aggregate, would not have a material adverse effect on the Condition of Buyer;

               (iii) All buildings, structures and other improvements located thereon that are owned or leased are in working condition and repair, reasonable wear and tear excepted, except where such failure to be in working condition and repair, reasonable wear and tear excepted, would not have a material adverse effect on the Condition of Buyer, and neither Buyer nor any of the Buyer Subsidiaries has done or performed, or caused to be done or performed, any work or required any services within the past year except for which payment in full has been made and lien waivers obtained;

               (iv) There is no pending or, to the knowledge of Buyer, threatened Claim (including Third Party Claims), or any existing condition or basis which may give rise to any such Claim, or which may otherwise result in the imposition of a Lien or forfeiture of any of the Buyer Owned Real Property, or otherwise prohibit, restrict or materially interfere with its use as presently conducted except for Claims which would not have a material adverse effect on the Condition of Buyer;

               (v) To the knowledge of Buyer, there is no pending or threatened Claim (including Third Party Claims), or any existing condition or basis which may give rise to any such Claim, or which may otherwise result in the imposition of a Lien or forfeiture of any of the Buyer Leased Real Property, or otherwise prohibit, restrict or materially interfere with its use as presently conducted except for Claims which would not have a material adverse effect on the Condition of Buyer;

               (vi) There are no pending, or to the knowledge of Buyer, threatened proceedings, which may result in a total or partial condemnation, eminent domain or other taking of any Buyer Owned Real Property;

               (vii) To the knowledge of Buyer, there are no pending or threatened proceedings, which may result in a total or partial condemnation, eminent domain or other taking of any Buyer Leased Real Property;

               (viii) There are no claims of or rights to possession, or any claims of adverse possession, with respect to all or any portion of any of the Buyer Owned Real Property;

               (ix) To the knowledge of Buyer, there are no claims of or rights to possession, or any claims of adverse possession, with respect to all or any portion of any of the Buyer
Leased Real Property; and

               (x) Buyer or a Buyer Subsidiary has good and insurable fee title to the Buyer Owned Real Property or a Buyer
Subsidiary and a valid and existing leasehold interest in Buyer Leased Real Property or a Buyer Subsidiary subject to no Liens except for Buyer Permitted Liens.

          (b) The tangible property owned or used by Buyer ("Buyer Tangible Property") including, without limitation, all machinery, sewing or cutting machines, equipment, furniture, furnishings, leasehold improvements, fixtures and vehicles have been maintained in the ordinary course and is in working order, reasonable wear and tear excepted, except for a nonmaterial portion of such Buyer Tangible Property that may be undergoing repairs or maintenance in the ordinary course and except where such failure to maintain would not have a material adverse effect on the Condition of Buyer.

          (c) Schedule 4.14B sets forth, with respect to each lease of Buyer Tangible Property with an annual base rent in excess of $250,000, the commencement date of the lease, and any amendment thereto, the term thereof, and the aggregate monthly rent payable thereunder.

          (d) Except as set out in Schedule 4.14C, Buyer or a Buyer Subsidiary has good title to all Buyer Tangible Property reflected on the Buyer Balance Sheet or acquired after the Buyer Balance Sheet Date except for Buyer Tangible Property sold or disposed of since the Buyer Balance Sheet Date in the ordinary course of business consistent with past practice. Buyer or a Buyer Subsidiary has good title to all raw materials, work in process or finished Buyer Products located at the premises of any Contractor. Except as set forth on Schedule 4.14C, none of such Buyer Tangible
Property is subject to any Liens, except for the following
(collectively, "Buyer Permitted Liens"):

               (i) Liens disclosed on the Buyer Balance Sheet or the notes thereto;

               (ii) Liens for Taxes not yet due or payable or being contested in good faith (and for which adequate reserves have been established on the Buyer Balance Sheet);

               (iii) Liens, easements, zoning or other planning restrictions or limitations on use or other irregularities in title, none of which materially detracts from the value of such Assets as now used, or materially interferes with any present use of such Assets;

               (iv) Liens arising in the ordinary course of business which do not materially detract from the value of such Assets as now used or materially interfere with any present use of such Assets; and

               (v) Liens of carriers, warehousemen, mechanics, materialmen, vendors, lessors, and landlords incurred in the ordinary course of business.


     IV.15 Contracts. (a) Except for Contracts pursuant to the terms of which there is either a current or future obligation or right of Buyer or a Buyer Subsidiary to make payments or receive payments not in excess individually of $250,000 during any calendar year, Schedule 4.15 sets forth as of the date hereof a complete and accurate list of all Contracts to which either Buyer or any of the Buyer Subsidiaries is a party, or by or to which it or its Assets are bound or subject, including, without limitation:

                    (i) Contracts with any current or former employee, independent contractor, consultant, agent or other representative or with any Affiliate of any of the foregoing;

                    (ii)   Contracts relating to the design of any Buyer
Products;

                    (iii)       Other than in the ordinary course of business:
(A) Contracts for the sale of any of its Assets or
(B) Contracts for the grant to any person of any preferential rights to purchase any of its Assets;

                    (iv) Contracts under which Buyer and/or any of the Buyer Subsidiaries agree to indemnify any person;

                    (v) Contracts under which Buyer and/or any of the Buyer Subsidiaries agree to share Tax liability of, or with, any party;

                    (vi) Contracts that cannot be cancelled without material Liability, premium or penalty;

                    (vii) Contracts with any person to advertise or market any of Buyer's or any of the Buyer Subsidiaries' Products other than in the ordinary course of business;

                    (viii) Contracts relating to the acquisition of any operating business or the capital shares of any other person;

                    (ix)   Options for the purchase or sale of any Asset;

                    (x) Contracts requiring the payment to any person of an override or similar commission or fee;

                    (xi) Contracts with customers, independent suppliers, Contractors and manufacturers other than in the ordinary course of business;

                    (xii) Sales agency, licensing, manufacturer's representative or distributorship agreements;

                    (xiii) Contracts pursuant to which any party is required to purchase or sell a stated portion of its requirements or output to another party;

                    (xiv) Contracts for the payment of fees or other consideration to any officer or director of Buyer or any of the Buyer Subsidiaries or to any other entity in which any of the foregoing has an interest; and

                    (xv) Management Contracts and other similar agreements with any person.

          (b) Schedule 4.15 also sets forth as of the date hereof a complete and accurate list of the following Contracts to which either Buyer or any of the Buyer Subsidiaries is a party, or by which it or its Assets are bound or subject:

                    (i) Contracts with any current or former stockholder, officer or director that impose, after the Closing Date, continuing obligations on a Buyer or a Buyer Subsidiary;

                    (ii) Contracts with any labor union or association representing any employee;

                    (iii)       Partnership or joint venture agreements;

                    (iv) Contracts containing covenants not to compete in any line of business or with any person in any geographical area
(or not to solicit or accept any business) or covenants of any other person not to compete in any line of business or in any geographical area with Buyer or any Buyer Subsidiary
(or not to solicit or accept any business);

                    (v)    Contracts relating to any Buyer Debt in respect of:
(A) money borrowed from and owed to any bank, financial institution or other person; (B) any indebtedness in excess of $500,000 arising under leases required to be capitalized under GAAP; (C) any indebtedness in excess of $500,000 arising under purchase money obligations and (D) any indebtedness or potential indebtedness in excess of $500,000 under any guaranty, letter of credit or performance credit;
and

                    (vi) Contracts providing rights of exclusivity to distributors or retailers for definite or indefinite periods for any products or product lines or for the use of any trademark or tradename.

          (c) Schedule 4.15 also lists and describes the status of all Contracts currently in negotiation or proposed by Buyer or any of the Buyer Subsidiaries as to which there exists a draft agreement, letter of intent or similar instrument and which is of a type which if entered into by Buyer or any of the Buyer Subsidiaries would be required to be listed on
Schedule 4.15 or on any other Schedule (the "Buyer Proposed
Contracts").

          (d)    There are no Contracts, other than those set forth on
Schedule 4.15, on any other Schedule to this Agreement or which are not required to be disclosed hereunder. Except as set forth on Schedule 4.15, all Contracts (individually or, in the case of any group of similar Contracts, in the aggregate) material to the Condition of Buyer are valid, subsisting, in full force and effect and binding upon Buyer or any of the Buyer Subsidiaries, as the case may be, and, to the knowledge of Buyer, on the other parties thereto in accordance with their terms and Buyer and each of the Buyer
Subsidiaries has paid in all material respects or accrued amounts due thereunder and has satisfied in all material respects or provided for all of its liabilities and obligations thereunder to be satisfied or provided for through the date hereof, and is not in default under any of them in any material respect, nor, to the knowledge of Buyer, is any other party to any Contract (individually or, in the case of any group of similar Contracts, in the aggregate) material to the Condition of Buyer in default thereunder in any material respect, nor, to the knowledge of Buyer, does any condition exist that with notice or lapse of time or both would constitute a material default thereunder.
Except as separately identified on Schedule 4.12 hereto, neither Buyer nor any of the Buyer Subsidiaries is a party to or bound by any Contract that materially adversely affects the Condition of Buyer. Except as separately identified on Schedule 4.15 hereto or on any other Schedule, no approval or consent of any person is needed in order that the Contracts (individually or, in the case of any group of similar Contracts, in the aggregate) material to the Condition of Buyer continue in full force and effect following the consummation of the Contemplated Transactions and the operation of the Business of the Company and the Company Subsidiaries together with that of the Buyer and the Buyer Subsidiaries except for such approvals or consents which, if not obtained, would not have a material adverse effect on the Condition of the Buyer. Except as set forth on Schedule 4.15 or any other Schedule, the termination of any Contract will not cause Buyer or any Buyer Subsidiary to incur any material penalty, loss, expense or termination payment.

          (e) Buyer has given Triumph access to true and complete copies of (i) all of the Contracts required to be set forth on Schedule 4.15 or on any other Schedule or (ii) the most recent draft, letter of intent or term sheet of all of the Buyer Proposed Contracts required by the provisions of
Section 4.15(c) to be set forth on Schedule 4.15.


     IV.16 Intangible Property. (a) Buyer or the Buyer Subsidiaries own or have the right to use all material trademarks, tradenames, servicemarks, patents, models, industrial designs and registered copyrights (collectively, "Buyer Intellectual Property Rights") necessary to the conduct of their respective businesses. Schedule 4.16 sets forth a list of those trademarks that are material to the Condition of Buyer.

          (a)    To the knowledge of Buyer, with respect to Buyer
Intellectual Property Rights material to the Condition of Buyer (i) all United States renewals and other maintenance actions in respect of the registration relating to such trademarks have been appropriately filed; (ii) Buyer or a Buyer Subsidiary has exercised its best efforts to ensure compliance with all United States registration and recording requirements, and has paid all necessary government fees;
and (iii) the United States trademark registrations and licenses thereof are valid with respect to Buyer Products that are covered by the registrations.

          (b) Except for restrictions of an immaterial nature, Buyer or Buyer Subsidiary has the right to use, free and clear of any Claims or rights of others, all material trade secrets, know-how, processes, technology, blue prints, art work, films, negatives, photographs, separations, patterns and package and other designs utilized in the conduct of its business, except where such failure to have such rights would not, individually or in the aggregate, have a material adverse effect on the Condition of Buyer.

          (c) Except as set forth on Schedule 4.16, no material Buyer Intellectual Property Right is subject to any Lien or outstanding Order or Contract restricting the use or licensing thereof. Except as set forth on Schedule 4.16,
(i) neither Buyer nor any of the Buyer Subsidiaries during the three years preceding the date hereof has been sued or charged in writing with or been a defendant in any Claim which has not been terminated prior to the date hereof and which involves a Claim of infringement arising out of the use, registration or ownership of any Buyer Intellectual
Property Rights material to the Condition of Buyer; and (ii)
Buyer has no knowledge of any such charge or Claim of any infringement during the three years preceding the date hereof by any other person arising out of the use, registration or ownership of any material Buyer Intellectual
Property Rights.


     IV.17       Claims and Proceedings.  Except as set forth on
Schedule 4.17, there are no outstanding material Orders of any Governmental Body against or involving Buyer, any of the Buyer Subsidiaries or their respective Assets other than Orders affecting the apparel industry generally. Except as set forth on Schedule 4.17, there are no Claims (whether or not the defense thereof or Liabilities in respect thereof are covered by insurance), pending or threatened in writing, against or involving Buyer or any of the Buyer Subsidiaries or any of their respective Assets which (i) involve a claim for the payment of money damages of $100,000 or more; (ii) relate to employment, regardless of amount, other than workers' compensation Claims, severance Claims or Claims under Plans or (iii) individually or in the aggregate, would have a material adverse effect upon the Contemplated Transactions or upon the Condition of Buyer other than Claims affecting the apparel industry generally. Except as set forth on Schedule 4.17, to the knowledge of Buyer, there is no fact, event or circumstances that would give rise to any Claim that would be required to be set forth on Schedule
4.17 if currently pending or threatened. All notices required to have been given to any insurance company listed as insuring against any Claim set forth on Schedule 4.17 have been timely and duly given and, except as set forth on
Schedule 4.17, no insurance company has asserted in writing that such Claim is not covered by the applicable policy relating to such Claim. Except as set forth on Schedule
4.17 there are no material product liability Claims against or involving Buyer or any of the Buyer Subsidiaries or, to the knowledge of Buyer, any product manufactured, marketed or distributed at any time by Buyer or any of the Buyer Subsidiaries ("Buyer Products") and no such Claims have been settled, adjudicated or otherwise disposed of since January
1, 1992. There are no material Claims pending or, to the knowledge of Buyer, threatened that would give rise to any right of indemnification on the part of any director or officer of Buyer or any of the Buyer Subsidiaries or the heirs, executors or administrators of such director or officer, against Buyer or any of the Buyer Subsidiaries or any successor to the business of Buyer or any of the Buyer Subsidiaries.


     IV.18 Restrictions on Business Activities. There is no Order binding upon Buyer or any of the Buyer Subsidiaries which has or would reasonably be expected to have the effect of prohibiting or adversely affecting (i) competition by Buyer or any of the Buyer Subsidiaries, (ii) any business practice of Buyer or any of the Buyer Subsidiaries, (iii) any acquisition of property by Buyer or any of the Buyer Subsidiaries, or (iv) to the knowledge of Buyer, the Condition of Buyer.


     IV.19 Taxes. (a) Except as set forth in the Buyer Balance Sheet (including the notes thereto) or on Schedule 4.19, (i) all Tax returns, statements, applications, reports and forms required by law to be filed with any Taxing Authority on or before the Closing Date with respect to any Pre-Closing Tax Period (as hereinafter defined) by or on behalf of Buyer or any Buyer Subsidiary (collectively, the "Buyer Returns") have been timely filed through the date hereof or will be filed when due (taking into account any extension granted by the appropriate Taxing Authority); (ii) as of the time of filing, the Buyer Returns correctly reflected (and, as to any Buyer Returns not filed as of the date hereof and required to be filed on or before the Closing Date, will correctly reflect) the facts regarding the income, business, Assets, operations, activities and status of Buyer, the Buyer Subsidiaries and any other information required to be shown therein; (iii) Buyer and the Buyer Subsidiaries have timely paid or made provision for in reserves shown in the Buyer Balance Sheet all Taxes that are due and payable for any period ended on or prior to the date of the Buyer Balance Sheet; (iv) the Buyer and Buyer Subsidiaries have made or on or before the Closing
Date will make provision for all Taxes payable by the Buyer and Buyer Subsidiaries for any Pre-Closing Tax Period for which no Buyer Return has been filed; (v) the charges, accruals and reserves for Taxes reflected or that will be reflected on the books of the Buyer and the Buyer
Subsidiaries are adequate to cover the Tax liabilities accruing or payable by Buyer and the Buyer Subsidiaries in respect of any Pre-Closing Tax Period; (vi) all Liabilities of Buyer and the Buyer Subsidiaries with respect to federal income Taxes have been finally determined except for fiscal years 1988 through 1993, the only years not closed by the expiration of the statute of limitations; (vii) no deficiency for any Tax or claim for additional Taxes by any Taxing Authority has been proposed, asserted or assessed in writing against the Buyer or any Buyer Subsidiary (or any member of any affiliated or combined group of which the Buyer or any Buyer Subsidiary is or has been a member);
(viii) neither Buyer nor any Buyer Subsidiary (or any member of any affiliated or combined group of which Buyer or any Buyer Subsidiary is or has been a member) has been granted any extension or waiver of the limitation period applicable to any Buyer Returns or otherwise disclosed in writing to Triumph or which could have a material adverse effect on the Condition of Buyer; (ix) neither Buyer nor any Buyer Subsidiary has filed any consent or election under the Code, other than such consents and elections, if any, reflected in the Buyer Returns or otherwise disclosed in writing to Sellers with specific reference to this Section 4.19(a)(ix) or which could have a material adverse effect on the condition of Buyer; (x) neither Buyer nor any Buyer
Subsidiary has entered into or will enter into any agreement or consent under Section 341(f) of the Code; (xi) neither Buyer nor any Buyer Subsidiary owns any interest in real property in the State of New York or in any other jurisdiction which would result, as a result of the consummation of the Contemplated Transactions, in the imposition of the New York State Buyer Real Property
Transfer Gains Tax for real property located in New York or a similar tax for real property located in any other jurisdiction; (xii) there are no Liens for Taxes upon the Assets of the Buyer or any Buyer Subsidiary other than Taxes not yet due and payable; (xiii) neither Buyer nor any Buyer Subsidiary will be required, as a result of a change in method of accounting for a Pre-Closing Tax Period, to include any adjustment under Section 481(c) of the Code in taxable income for any Tax period (or portion thereof) ending on the Closing Date; (xiv) neither Buyer nor any Buyer Subsidiary has been a member of an affiliated group other than one of which Buyer was the common parent, or filed or been included in a combined, consolidated or unitary Buyer Return together other than one filed by Buyer;
(xv) neither Buyer nor any Buyer Subsidiary is currently under any contractual obligation to indemnify any other person with respect to Taxes; (xvi) Buyer is not and has not been a United States real property holding corporation as defined in Section 897(c)(2) of the Code during the applicable period specified in Section 897(c)(1)(A)(ii) thereof; and (xvii) since its organization, Buyer has been a possessions corporation that qualified for the Puerto Rico and possessions tax credit and since such date has been exempt from Puerto Rican income Taxes.

          (a) As used herein, "Pre-Closing Tax Period" means any tax period (or portion thereof) ending on or before the Closing Date.

          (b) True and correct copies of the Buyer Returns for the years 1991, 1992 and 1993 have been delivered to Sellers.

          (c) Neither Buyer nor any Buyer Subsidiary is party to any tax-sharing or tax allocation agreement pursuant to which it is obligated to pay any amount to anyone else.

          (d) Except with respect to sales taxes collected at the "outlet" stores of Buyer Subsidiaries, neither Buyer nor any Buyer Subsidiary holds or has held a permit, registration, certificate or like instrument as a "dealer" or other collecting agent from a state Taxing Authority under which it collects sales tax from its business operations and remits such tax to such Taxing Authority.


     IV.20 Employee Benefits Plans. (a) Schedule 4.20 contains a true and complete list of (i) all of the Plans of the Buyer, any of the Buyer Subsidiaries, and of any other companies or entities which constitute a member of the Buyer ERISA Group, which are presently in effect or, in the case of Pension Plans, have been in effect at any time prior to the date hereof and for which there is any liability; (ii) any other pension, profit sharing, retirement, deferred compensation, stock purchase, stock option, incentive, bonus, sabbatical leave, vacation, all employment or severance Contracts (including, without limitation, arrangements providing for benefits in the event of a change of ownership in whole or in part of the Buyer), disability, hospitalization, health and medical insurance plans, relocation, child care, educational assistance or other employee benefit plan or program which any member of the Buyer ERISA Group maintains or to which any member of the Buyer ERISA Group has any present or future obligation to contribute; and (iii) separately identifies all Plans providing retiree benefits. (The Plans or programs described in clauses (i), (ii) and (iii) including all non-qualified plans are herein collectively referred to as the "Buyer ERISA Group Plans".) Except as set forth in
Schedule 4.20, the Buyer has delivered or made available to Sellers true and complete copies of all documents (including plan documents and related trust agreements) as they may have been amended to the date of delivery or availability, embodying or relating to clauses (i), (ii) and (iii) hereinabove and a written description of each non-written plan. Since such date of delivery or availability, the Buyer ERISA Group Plans have not been amended to materially change the terms thereof. The Buyer has also delivered to Sellers true and complete copies of annual reports (Form
5500) for the last three (3) years, summary annual reports, summary plan descriptions and a summary of material modifications with respect to each Buyer ERISA Group Plan, as applicable.

          (a) Except as set forth in Schedule 4.20, the Buyer ERISA Group maintains no tax qualified Pension Plans nor has the Buyer ERISA Group ever maintained any other tax-qualified
Pension Plan for the benefit of employees.

          (b) With respect to each 412 Plan, there has been no failure to make any contribution or pay any amount due as required by Section 412 of the Code, Section 302 of ERISA or the terms of any such 412 Plan, and no request or receipt of any funding waiver has been requested or received from the Internal Revenue Service.

          (c) Except as set forth in Schedule 4.20, no trust has been established in connection with any 412 Plan pursuant to
Section 4049 of ERISA (as in effect on December 17, 1987) and no liabilities that would have a material adverse effect on the Condition of the Buyer have been asserted against the Buyer or any Buyer Subsidiary or any member of the Buyer
ERISA Group in connection with any such 412 Plan by the PBGC or by a trustee appointed pursuant to Section 4042(b) or (c) of ERISA, and no Lien has been attached and neither the PBGC nor the Internal Revenue Service has threatened to attach a Lien on any Assets of or any member of the Buyer ERISA Group as a result of any failure to comply with the Code or the Treasury regulations thereunder or ERISA.

          (d) Except as set forth in Schedule 4.20, the IRS has issued favorable determination letters to the effect that each qualified Buyer ERISA Group Plan as amended for the Tax Reform Act of 1986 and subsequent legislation qualifies under Section 401(a) of the Code and that the related trusts are exempt from taxation under Section 501(a) of the Code and such determination letters remain in effect and have not been revoked. To the knowledge of Buyer, nothing has occurred or is expected to occur that would adversely affect the qualified status of any Buyer ERISA Group Plans or any related trusts subsequent to the issuance of such determination letters.

          (e) Except as set forth in Schedule 4.20, all Plans maintained by the Buyer or any member of the Buyer ERISA
Group have been and continue to be in compliance in all material respects (i) in operation with the requirements prescribed by any and all Laws and Orders applicable to the Buyer ERISA Group Plans including but not limited to ERISA and the Code and with any other contractual obligations and, except as set forth in Schedule 4.20, all reports and disclosures including Form 5500s relating to the Buyer ERISA Group Plans required to be filed with or furnished to Governmental Bodies, participants or beneficiaries prior to the Closing Date have been or will be filed or furnished in a timely manner and in accordance with applicable law; and
(ii) in form with those requirements of the Code and the regulations thereunder and ERISA which must be met on the date hereof.

          (f) To the knowledge of Buyer, no member of the Buyer ERISA Group nor any other "disqualified person" or "party in interest" (as defined in Section 4975 of the Code and Section 3 of ERISA, respectively) has engaged in any "prohibited transaction," as such term is defined in Section
4975 of the Code or Section 406 of ERISA, which could subject any of the Buyer ERISA Group Plans (or their related trusts), any officer, director or employee of any entity within the ERISA Group or any trustee, administrator or any other fiduciary of any of the Buyer ERISA Group Plans to a tax or penalty imposed under Section 4975 of the Code or
Section 502(i) of ERISA and which would have a material adverse effect on the Condition of the Buyer.

          (g) Except as set forth in Schedule 4.20, there are no Claims (other than routine claims for benefits in the ordinary course) pending or, to the knowledge of Buyer, threatened against any of the Buyer ERISA Group Plans or the Assets of any of the Buyer ERISA Group Plans or against any fiduciary of any of the Buyer ERISA Group Plans for which the Buyer or the Buyer Subsidiaries may be directly or indirectly liable, through indemnification obligations or otherwise.

          (h) No member of the Buyer ERISA Group has provided or is required to provide, security to any single-employer plan pursuant to Section 401(a) of the Code.

          (i) The consummation of the Contemplated Transactions will not accelerate any liability under any of the Buyer
ERISA Group Plans because of an acceleration of any rights or benefits to which employees may be entitled thereunder.

          (j) With respect to any Buyer ERISA Group Plan that is a Welfare Plan, (i) each such Welfare Plan, the contributions to which are claimed as a deduction under any provision of the Code, is in compliance in all material respects with all applicable requirements pertaining to such deduction, (ii) with respect to any welfare benefit fund within the meaning of Section 419 of the Code that comprises part of a Welfare
Plan, there is no disqualified benefit within the meaning of
Section 4976(b) of the Code that would subject the Buyer or any of the Buyer Subsidiaries to a tax under Section 4976(a) of the Code which would have a material adverse effect on the Condition of the Business, (iii) any Welfare Plan which is a group health plan within the meaning of Section 5000(b) of the Code satisfies in all material respects all of the requirements of Section 4980(B) of the Code, and (iv) all employer contributions due have been fully and timely paid or accrued on the books of the Buyer or the Buyer
Subsidiaries.

          (k) Schedule 4.20 sets forth the present value of the liability of each Buyer ERISA Group Plan that is a Welfare
Plan and that provides benefits or coverage extending beyond a participant's termination of employment with the Buyer, excluding the liability for those benefits required by
Section 4980B of the Code or those which are provided at the sole expense of the participant or beneficiary of the participant.

          (l) Except as set forth on Schedule 4.20, neither the Buyer nor any member of the Buyer ERISA Group has incurred or reasonably expects to incur (i) any Withdrawal
Liabilities (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in Withdrawal Liability), or (ii) any Liabilities under Title IV of ERISA with respect to any 412 Plan. Schedule
4.20 also identifies (A) each Multiemployer Plan to which the Buyer or a Buyer ERISA Group Member currently makes, is obligated to make, or has made or been obligated to make contributions, (B) provides a schedule of the contributions made to each such Multiemployer Plan over the past five years; (C) provides a schedule of any withdrawal liability payments which a Buyer ERISA Group is obligated to make or has made in the last 10 years to any Multiemployer Plan and
(D) the amount of withdrawal liability that would be due assuming complete withdrawal from all Multiemployer Plans to which Buyer or any member of the Buyer ERISA Group contribute. With the exception of the representation contained in this Section 4.20(m), any representation contained herein with regard to Multiemployer Plans shall be limited to matters of which the Company has knowledge.

          (m) Except as set forth in Schedule 4.20, within the last five years, neither the Buyer nor any member of the Buyer
ERISA Group has transferred any Assets or Liabilities of a 412 Plan subject to Title IV of ERISA which had, at the date of such transfer, Unfunded Pension Liabilities or has engaged in a transaction which may reasonably be subject to
Section 4212(c) of ERISA.

          (n) Neither the Buyer nor any member of the Buyer ERISA Group sponsors or maintains or has obligations direct, contingent or otherwise, with respect to any benefit plan that is subject to the laws of any country other than the United States.

          (o) No Buyer ERISA Group Plan holds securities of the Buyer or any of the Buyer's Subsidiaries.

          (p) There has been no Reportable Event with respect to any 412 Plan within the last five years.

          (q) With respect to any supplemental employee retirement plans, excess benefit plans (as defined in Section 3(36) of ERISA), severance arrangements with individual employees, whether written or not, or other nonqualified plans or arrangements, Schedule 4.20 identifies the individuals or class of individuals covered by each such plan or arrangement.

          (r) Except as set forth on Schedule 4.20, as of December 31, 1994, no 412 Plan sponsored by Buyer or any member of the Buyer ERISA Group has any amount of Unfunded
Pension Liability.


     IV.21 Officers, Directors and Key Employees. Buyer has provided to Sellers a schedule setting forth (a) the name, total compensation (as reflected on the applicable forms W-2), date of hire and salary history for the two years ended December 31, 1994 of each existing director, executive officer or management employee of Buyer or the Buyer Subsidiaries earning total compensation for the year ended December 31, 1994 (as reflected on the applicable forms W-2) in excess of $75,000, and (b) any payments or commitments to pay any severance or termination pay to any such person. Except as set forth on such schedule, the employment of all such persons is terminable at will.


     IV.22 Employment-Related Matters. Except as set forth in Schedule 4.22, (a) Buyer and the Buyer Subsidiaries are not a party to any Contract with any labor organization or other representative of their employees; (b) there is no unfair labor practice charge or complaint pending or, to the knowledge of Buyer, threatened against Buyer or any of the Buyer Subsidiaries; (c) there is no labor strike, slowdown, work stoppage or other material labor controversy in effect or, to the knowledge of Buyer, threatened against or otherwise affecting Buyer or any of the Buyer Subsidiaries;
(d) Buyer and the Buyer Subsidiaries have not experienced any labor strike, slowdown, work stoppage or similar material labor controversy within the past three years; (e) no material Claim before any Governmental Body brought by or on behalf of any employee, prospective employee, former employee, retiree, labor organization or other representative of Buyer's employees or any of the Buyer Subsidiaries' employees, is pending or, to the knowledge of Buyer, threatened against Buyer or any of the Buyer
Subsidiaries; (f) to the knowledge of Buyer, neither Buyer nor any of its Subsidiaries is a party to, or otherwise bound by, any material Order relating to its employees or employment practices relating to the employees other than those affecting the industry generally; (g) Buyer and the Buyer Subsidiaries are in compliance with all applicable
Laws, policies, procedures, agreements and Contracts, relating to employment, employment practices, wages, hours, and terms and conditions of employment except where the failure to comply would not, individually, or in the aggregate, have a material adverse effect on the Condition of Buyer; (h) except with respect to ongoing disputes of a routine nature, involving immaterial amounts Buyer and the Buyer Subsidiaries have paid in full to all of their employees all wages, salaries, commissions, bonuses, benefits and other compensation due and payable to such employees on or prior to the date hereof and (i) Buyer and the Buyer Subsidiaries are in compliance with their obligations with respect to their employees pursuant to the WARN, and all other notification and bargaining obligations arising under any collective bargaining agreement, statute or otherwise.


     IV.23 Potential Conflicts of Interest. Except as set forth in Schedule 4.23, no officer, director or Affiliate of Buyer or any of the Buyer Subsidiaries, no spouse of any such officer, director or Affiliate, nor, to the knowledge of any Buyer, no entity controlled by one or more of the foregoing:

          (a) owns, directly or indirectly, any interest in (excepting less than 1% stock holdings for investment purposes in securities of publicly held and traded companies), or is an officer, director, employee or consultant of, any person that carries on business in competition with Buyer or any Buyer Subsidiary;

          (b) owns, directly or indirectly, in whole or in part, any material Asset that Buyer or any of the Buyer
Subsidiaries uses in the conduct of its business; or

          (c) has any material Claim whatsoever against, or owes any amount to, Buyer or any of the Buyer Subsidiaries, except for claims in the ordinary course of business such as for accrued vacation pay and accrued benefits under employee benefit plans.


     IV.24 Insurance. The insurance policies, fidelity and surety bonds and fiduciary liability policies covering the Assets, Business, operations, employees, officers and directors of Buyer and the Buyer Subsidiaries are of the type and in amounts customarily carried by persons conducting businesses similar to those of Buyer and the Buyer Subsidiaries. There is no Claim by Buyer or any of the Buyer Subsidiaries pending under any of such policies or bonds as to which coverage has been questioned, denied or disputed by the underwriters of such policies or bonds, or requirement by any insurer to perform work which has not been satisfied. All premiums payable under all such policies and bonds have been paid and Buyer and the Buyer Subsidiaries are otherwise in compliance in all material respects with the terms and conditions of all such policies and bonds. Such policies of insurance and bonds (or other policies and bonds providing substantially similar insurance coverage) other than those relating to director and officer liability insurance have been in effect since January 1, 1994 and remain in full force and effect. The insurance in effect with respect to the Buyer Real Property is in an amount of the full replacement value of the buildings and improvements. Buyer does not know of any threatened termination of, premium increase with respect to, or uncompleted requirements under any of such policies or bonds.


     IV.25 Suppliers, Customers and Contractors. Schedule 4.25A lists, by dollar volume paid for the 12 months ended December 31, 1994, the 15 largest raw material suppliers and the 25 largest customers of Buyer or Buyer Subsidiary.
Schedule 4.25B lists the names and addresses of those Contractors retained by Buyer or any of the Buyer
Subsidiaries involving payments, for the 12 months ended December 31, 1994, in excess of $50,000. The relationships of Buyer and the Buyer Subsidiaries with such suppliers, customers and Contractors are reasonable commercial working relationships and: (i) no supplier or Contractor has refused to provide credit, or has suspended the provision of credit, to Buyer or any of the Buyer Subsidiaries as a result of the failure or delay in payment of amounts due to such suppliers or Contractors; (ii) all amounts owing to such suppliers and Contractors, if not in dispute, have been paid in accordance with their respective terms; (iii) no person within the last twelve months has threatened in writing to cancel, or otherwise terminate, the relationship of such person with Buyer or any of the Buyer Subsidiaries, and (iv) no person during the last twelve months has decreased materially or, to the knowledge of Buyer, threatened in writing to decrease or limit materially, its relationship with Buyer or any of the Buyer Subsidiaries or, to the knowledge of Buyer intends to decrease or limit materially its services or supplies to Buyer or any of the Buyer Subsidiaries or its usage or purchase of the services or products of Buyer or any of the Buyer Subsidiaries.


     IV.26 Compliance with Laws. Neither Buyer nor any of the Buyer Subsidiaries is in violation of any applicable
Order or Law of any Governmental Bodies affecting its Assets, affairs or business, where the effect of any such violation, individually or in the aggregate, would have a materially adverse effect on the Condition of Buyer.
Neither Buyer nor any of the Buyer Subsidiaries has made any illegal payment to officers or employees of any Governmental Body, or made any illegal payment to customers for the sharing of fees or to customers or suppliers for rebating of charges, or engaged in any other illegal reciprocal practice, or made any illegal payment or given any other illegal consideration to purchasing agents or other representatives of customers in respect of sales made or to be made by Buyer or any of the Buyer Subsidiaries.


     IV.27 Permits. Buyer and the Buyer Subsidiaries have obtained all Permits of, and have made all required registrations and filings with, any Governmental Body that are necessary to the conduct of their respective businesses, except for such Permits which, if not in the possession of Buyer or the Buyer Subsidiaries, would not have a materially adverse effect on the Condition of Buyer. All Permits material to the Condition of Buyer are in full force and effect; no material violations are or have been recorded in respect of any such Permit; and no proceeding is pending or threatened to revoke or limit any such Permit.


     IV.28 Environmental Matters. (a) With respect to each of Buyer and each of the Buyer Subsidiaries, there has been no manufacture, refining, storage, transport, disposal or treatment of Hazardous Substances by such party (or, to the knowledge of such party, its predecessor in interest), or any Release at, on or under, any Buyer Real Property by the Buyer or any Buyer Subsidiary or, to Buyer's knowledge, by any other person, in violation of any Environmental Law or which would require remedial action under any Environmental Law; to the knowledge of Buyer, except as set forth in Schedule 4.28, none of the soil, ground water or surface water of such Buyer Real Property is contaminated by any Release.

          (a) During the past five years neither Buyer nor any of the Buyer Subsidiaries has received any written (i) notice of any violation with respect to any Environmental Law; (ii) notice of any actual, pending or threatened Regulatory
Action involving such party, or any present or former owner, lessee or operator of the Buyer Real Property; or (iii) notice of any Third Party Claim.

          (b)    To the knowledge of Buyer, except as set forth in
Schedule 4.28, (i) there are no incinerators, septic tanks, underground tanks or cesspools located on, at or under the Buyer Real Property, (ii) all sewage from the Buyer Real
Property is discharged into a public sanitary sewer system, and (iii) there has been no Release by Buyer or any of the Buyer Subsidiaries into the atmosphere, adjoining or adjacent to any body of water, or on to adjacent property.

          (c) Each of Buyer and the Buyer Subsidiaries, as applicable, has obtained, and is in compliance with, all material Environmental Permits except where the failure to obtain or be in compliance with any such Environmental
Permits would not, singly or in the aggregate, have a material adverse effect on the Condition of Buyer.

          (d) Except as set forth on Schedule 4.28 or as would not, singly or in the aggregate, have a material adverse effect on the Condition of Buyer, all such Environmental Permits are in full force and effect, and Buyer and each Subsidiary has made all appropriate filings for issuance or renewal of such Environmental Permits.

          (e) Except as set forth on Schedule 4.28 or as would not, singly or in the aggregate, have a material adverse effect on the Condition of Buyer, there are no facts, events, conditions, circumstances, activities, practices, incidents, actions, omissions or plans known to Buyer or the Buyer
Subsidiaries that: (i) may give rise to any Regulatory
Action including Buyer or any of the Buyer Subsidiaries or the Buyer Real Property, or (ii) is reasonably likely to form the basis of any Third Party Claim involving Buyer, any of the Buyer Subsidiaries or the Buyer Real Property.
Except as set forth on Schedule 4.28, there are no Regulatory Actions or Third Party Claims relating to, arising from or otherwise affecting the Buyer Real Property.


     IV.29       Finders; Fees.  Except for Corestates Investment
Banking whose fees will be paid by Buyer, there is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Buyer or any Buyer Subsidiary who might be entitled to any fee or commission from Buyer or any Buyer Subsidiary upon consummation of the Contemplated Transactions.


     IV.30 Disclosure. Neither this Agreement, the Schedules hereto, nor any audited or unaudited financial statements, documents or certificates furnished or to be furnished to Sellers by or on behalf of Buyer pursuant to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein or therein not misleading. There are no facts which would materially adversely affect the Condition of Buyer which have not been set forth herein, or in any Schedule hereto, or in any certificate or statement furnished or to be furnished to Sellers by Buyer.


V                 COVENANTS AND AGREEMENTS

          V.1 Conduct of Business of Company. (a) From the date hereof through the Closing Date, except as set forth in
Schedule 5.1, Triumph agrees to use reasonable efforts to cause the Company and each Company Subsidiary:

               (i) To conduct their operations according to their ordinary and usual course of business consistent with past practice, to preserve intact their present business organization, to keep available the services of their present officers and employees, to use reasonable efforts to preserve and maintain their Assets and to use reasonable efforts to preserve their relationships with customers, suppliers, Contractors and others having business dealings with them.

               (ii) To maintain in the ordinary course of business consistent with past practice and in accordance with all Contracts, the Real Property, all their material structures, equipment and other Tangible Property in their present repair, order and condition, except for depletion, depreciation and ordinary wear and tear.

               (iii) To keep in full force and effect insurance comparable in amount and scope of coverage to insurance now carried by them.

               (iv) To perform all of their obligations under the Contracts disclosed on any Schedule hereto and not enter into any material amendments or modifications thereof other than in the ordinary course of business or as required by this Agreement.

               (v) To maintain their books of account and records in the usual, regular and ordinary manner.

               (vi) To comply in all material respects with all Laws applicable to them and pay all Taxes, which become due and payable other than Taxes contested in good faith and for which adequate reserves have been established.

               (vii) Not to incur any material Liability nor to enter into any Contract with a value in excess of $250,000, except in the ordinary course of business.

               (viii) Not to cause or permit any Liens to be created or any conditions to exist which may become a Lien.

               (ix) Not to undertake (nor permit to be undertaken) any of the actions specified in Section 3.13 which are within the control of a Seller.

               (x) With respect to any employees of the Company or any Company Subsidiary not to: (A) make, institute, agree to or change any bonus, profit sharing, pension, retirement,
severance, termination, "parachute" or other similar
arrangement or plan for employees; and (B) otherwise than in accordance with past practices and in similar amounts:  (1)
increase the compensation payable or to become payable to any employee, and (2) accrue any bonus, percentage of compensation or other like benefit to or for the credit of any employee.

               (xi) Not to authorize or make any capital expenditures in excess of $250,000 or not listed on Schedule 5.1.

               (xii) Not to effectuate a "plant closing" or "mass layoff," as those terms are defined in WARN, affecting in whole or in part any of its facilities or operating units or any of its employees.

          (b) From the date hereof through the Closing Date, each Seller agrees to use reasonable efforts to cause the affairs of the Company and each Company Subsidiary to be conducted in such a manner so that the representations and warranties of Sellers contained herein shall continue to be true and correct on and as of the Closing Date as if made on and as of the Closing Date.


     V.2 Conduct of Business of Buyer. (a) Except as set forth in Schedule 5.2, from the date hereof through the Closing Date, Buyer agrees, and will cause each Buyer Subsidiary, to comply with all the terms and condition set forth in Section 7 of the Stockholders' Agreement. In addition, from the date hereof through the Closing Date, Buyer agrees, and will cause each Buyer Subsidiary:

               (i) To conduct their operations according to their ordinary and usual course of business consistent with past practice, to use reasonable efforts to preserve intact their present business organization, to keep available the services of their present officers and employees, to use reasonable efforts to preserve and maintain their Assets and to use reasonable efforts to preserve their relationships with customers, suppliers, Contractors and others having business dealings with them.

               (ii) To maintain in the ordinary course of business consistent with past practice and in accordance with all Contracts, the Buyer Real Property, all their material structures, equipment and other Tangible Property in their present repair, order and condition, except for depletion, depreciation and ordinary wear and tear.

               (iii) To keep in full force and effect insurance comparable in amount and scope of coverage to insurance now carried by them.

               (iv) To perform all of their obligations under the Contracts disclosed on any Schedule hereto and not enter into any material amendments or modifications thereof other than in the ordinary course of business or as required by this Agreement.

               (v) To maintain their books of account and records in the usual, regular and ordinary manner.

               (vi) To comply in all material respects with all Laws applicable to them and pay all Taxes, which become due and payable other than Taxes contested in good faith and for which adequate reserves have been established.

               (vii) Not to incur any material Liability nor to enter into any Contract with a value in excess of $250,000, except in the ordinary course of business.

               (viii) Not to cause or permit any Liens to be created or any conditions to exist which may become a Lien, except in the ordinary course of business.

               (ix) Not to undertake (nor permit to be undertaken) any of the actions specified in Section 4.13 which are within the control of Buyer.

               (x) With respect to any employees of Buyer or any Buyer Subsidiary not to: (A) make, institute, agree to or change any bonus, profit sharing, pension, retirement, severance, termination, "parachute" or other similar arrangement or plan for employees, except in accordance with past practices; and (B) otherwise than in accordance with past practices and in similar amounts: (1) increase the compensation payable or to become payable to any employee, and (2) accrue any bonus, percentage of compensation or other like benefit to or for the credit of any employee.

               (xi) Not to authorize or make any capital expenditures in excess of $250,000 or not listed on Schedule 5.2.

               (xii) Not to effectuate a "plant closing" or "mass layoff," as those terms are defined in WARN, affecting in whole or in part any of its facilities or operating units or any of its employees.

          (b) From the date hereof through the Closing Date, except in the ordinary course of business and for changes disclosed in any Schedule or otherwise contemplated hereby, Buyer agrees to use reasonable efforts to conduct the affairs of Buyer (and to cause the affairs of each Buyer Subsidiary to be conducted) in such a manner so that the representations and warranties of Buyer contained herein shall continue to be true and correct on and as of the Closing Date as if made on and as of the Closing Date.


     V.3    Corporate Examinations and Investigations.   (a)
Prior to the Closing Date, Sellers agree that Buyer shall be entitled, through the directors, officers, employees, attorneys, accountants, representatives, consultants and other agents (collectively, "Representatives") of Buyer to make such investigation of the Assets, Businesses and operations of the Company and the Company Subsidiaries, and such examination of the books, records and financial condition of the Company and the Company Subsidiaries, as Buyer reasonably deems necessary. Any such investigation and examination shall be conducted at reasonable times, under reasonable circumstances and upon reasonable notice, and the Sellers shall, and shall cause the Company and the Company Subsidiaries to, cooperate fully therein. No investigation by Buyer shall diminish or obviate any of the representations, warranties, covenants or agreements of a Seller contained in this Agreement. In order that Buyer may have full opportunity to make such physical, business, accounting and legal review, examination or investigation as it may reasonably deem necessary of the affairs of the Company and the Company Subsidiaries, Sellers shall make available and shall cause the Company and the Company Subsidiaries to make available to the Representatives of Buyer during such period, without however causing any unreasonable interruption in the operations of the Company, all such information and copies of such documents and records concerning the affairs of the Company and the Company Subsidiaries as such Representatives may reasonably request, shall permit the Representatives of Buyer access to the Assets of Company and the Company Subsidiaries and all parts thereof and to their respective customers, suppliers, Contractors and others, and shall cause the Company and the Company Subsidiaries' Representatives to cooperate fully in connection with such review and examination.

       (b) Prior to the Closing Date, Buyers agree that Sellers shall be entitled, through their Representatives to make such investigation of the assets, Businesses and operations of Buyer and the Buyer Subsidiaries, and such examination of the books, records and financial condition of Buyer and the Buyer Subsidiaries, as Sellers reasonably deem necessary. Any such investigation and examination shall be conducted at reasonable times, under reasonable circumstances and upon reasonable notice, and Buyer shall, and shall cause the Buyer Subsidiaries to, cooperate fully therein. No investigation by Sellers shall diminish or obviate any of the representations, warranties, covenants or agreements of Buyer contained in this Agreement. In order that Sellers may have full opportunity to make such physical, business, accounting and legal review, examination or investigation as they may reasonably deem necessary of the affairs of Buyer and the Buyer Subsidiaries, Buyer shall make available and shall cause the Buyer Subsidiaries to make available to the Representatives of Sellers during such period, without however causing any unreasonable interruption in the operations of Buyer or the Buyer Subsidiaries, all such information and copies of such documents and records concerning the affairs of Buyer and the Buyer Subsidiaries as such Representatives may reasonably request, shall permit the Representatives of Sellers access to the assets of Buyer and the Buyer Subsidiaries and all parts thereof and to their respective customers, suppliers, Contractors and others, and shall cause Buyer's and the Buyer Subsidiaries' Representatives to cooperate fully in connection with such review and examination.


     V.4 Additional Financial Statements. (a) Prior to the Closing Date, as soon as available and in any event within thirty (30) calendar days after the end of each monthly accounting period of the Company, Sellers shall furnish
Buyer, with a management report with respect to gross sales, receivables, estimated inventories, capital expenditures and related information if and only to the extent such management report is prepared for the use of the management of the Company and the Company Subsidiaries, but in no event, in any less detail than is consistent with past practice.

          (a) Prior to the Closing Date, as soon as available and in any event within thirty (30) calendar days after the end of each monthly accounting period of Buyer, Buyer shall furnish Sellers with a management report with respect to gross sales, receivables, estimated inventories, capital expenditures and related information if and only to the extent such management report is prepared for the use of the management of Buyer and Buyer Subsidiaries, but in no event, in any less detail than is consistent with past practice.


     V.5 Filings and Authorizations. Sellers and Buyer, before or promptly after the execution and delivery of this Agreement, shall file or supply, or cause to be filed or supplied, all notifications, reports and other information required to be filed or supplied pursuant to the HSR Act in connection with the Contemplated Transactions and which are required by Law to effectuate the consummation of the Contemplated Transactions. Sellers and Buyer shall cooperate with each other in connection with such filing and furnish each other with copies of such filings and any correspondence received from any Governmental Body in connection therewith. Sellers and Buyer, as promptly as practicable, shall make, or cause to be made, all such other filings and submissions under such Laws as are applicable to them or to their respective Subsidiaries and Affiliates, as may be required for them to consummate the Contemplated Transactions in accordance with the terms of this Agreement. All such filings shall comply in form and content in all material respects with applicable Law.


     V.6 Efforts to Consummate. (a) Subject to the terms and conditions herein provided, each party hereto, without payment or further consideration, shall use its reasonable, good faith efforts to take or cause to be taken all action and to do or cause to be done all things necessary, proper or advisable under applicable Laws, Permits and Orders to consummate and make effective, as soon as reasonably practicable, the Contemplated Transactions, including, but not limited to, the obtaining of all Seller Required
Consents and Buyer Required Consents and Permits of any third party, whether private or governmental, required in connection with such party's performance of such transactions and each party hereto shall cooperate with the other in all of the foregoing.

          (a) Without limiting the generality of the foregoing, prior to the Closing:

               (i) Bill Blass, Ltd., pursuant to the License Agreement dated as of October 1, 1989, by and between Bill Blass, Ltd.
and Wundies Enterprises, Inc., pursuant to the License
Agreement, dated June 15, 1991 between Wundies Enterprises,
Inc. and the Company, shall have consented to (A) the continued distribution by the Company pursuant to such Agreements of Company Products under the name of "Bill
Blass" as part of a combined enterprise that also distributes products under the name of "Oscar de La Renta";
(B) the change of control of the Company contemplated by this Agreement and (C) a Company Merger, if one is effected.

               (ii) Sellers shall cause the Company to have complied with the provisions of Section 14(f) of the 1934 Act to permit the Board of Directors of the Company to be reconstituted as of the Closing Date with nominees designated by Buyer.

               (iii) Sellers shall use reasonable efforts to obtain the Seller Required Consents in form that will permit, without further consent, a Company Merger, if one is effected; provided that the failure to obtain any such consent in such form will not constitute a default hereunder.

               (iv)   The Contracts identified by means of an asterisk on
Schedule 3.15 shall have been terminated without liability on the part of the Company, any Company Subsidiary, Buyer or any Buyer Subsidiary.

          (b) Whenever this Agreement requires the Company or the Company Subsidiaries to take any action (or to use any effort to take such action) or refrain from taking any action, such requirement shall be deemed to include an undertaking on the part of Triumph to cause the Company or the Company Subsidiaries concerned to take (or use the required effort to take) or refrain from taking such action.


     V.7 Negotiations With Others. (a) From and after the date hereof unless and until this Agreement shall have terminated in accordance with its terms, Triumph and each of Spiesshofer and Magrone acting solely in the capacity as stockholders of the Company, agree that none of them will directly or indirectly to (i) solicit, engage in discussions or engage in negotiations with any person (other than Buyer or any of its Affiliates) with respect to an Acquisition Proposal; (ii) provide information to any person (other than Buyer or any of its Affiliates) in connection with an Acquisition Proposal; or (iii) enter into any transaction with any person (other than Buyer or any of its Affiliates) with respect to an Acquisition Proposal. If any Seller, the Company, any Company Subsidiary or Representative receives any offer or proposal to enter into discussions or negotiations relating to any of the above, Sellers will immediately notify Buyer in writing as to the identity of the offeror or the party making any such proposal and the specific terms of such offer or proposal.

          (a) In addition, from and after the date hereof unless and until this Agreement shall have been terminated in accordance with its terms, Triumph agrees that it will not, directly or indirectly, vote its securities in the Company to authorize; (i) the sale of all or substantially all of the assets of the Company to any person other than Buyer or any of its Affiliates, or (ii) a merger or other business combination with any Person other than Buyer or any of its Affiliates.

          (b) Neither Spiesshofer nor Magrone shall be deemed to be in breach of the terms hereof by reason of either or both of them taking or refusing to take any action that, in either of his or their reasonable judgment, would cause them, in their capacities as directors of the Company, to breach their fiduciary duties to the Company and its stockholders.


     V.8 Notices of Certain Events. Prior to the Closing Date, Sellers shall advise Buyer promptly after learning, after the date thereof, of any management employee of the Company or any of the Company Subsidiaries whose base compensation in the Company's 1994 fiscal year exceeded $75,000, who intends to cancel or otherwise terminate his or her relationship with the Company or any of the Company Subsidiaries. Prior to the Closing Date, Buyer shall advise Triumph promptly after learning, after the date thereof, of any management employee of Buyer or any Buyer Subsidiary whose base compensation in its 1994 fiscal year exceeded $75,000, who intends to cancel or otherwise terminate his or her relationship with Buyer or any of the Buyer Subsidiaries. In addition, prior to the Closing Date, each of Sellers and Buyer shall promptly notify the other of:

          (a) any notice or other communication from any person alleging that the consent of such person is or may be required in connection with the Contemplated Transactions;

          (b) any notice or other communication from any Governmental Body in connection with the Contemplated
Transactions; and

          (c) any event, condition or circumstance occurring from the date hereof through the Closing Date that would constitute a violation or breach of any representation or warranty, whether made as of the date hereof or as of the Closing Date, or that would constitute a violation or breach of any covenant of any party contained in this Agreement.


     V.9 Public Announcements. Prior to the Closing Date, Sellers and Buyer will consult with each other before issuing any press release or otherwise making any public statement with respect to the Contemplated Transactions, and will not issue any such press release or make any such public statement without the prior approval of the other party, except as may be required by applicable Law in which event the other party shall have the right to review and comment upon any such press release or public statement prior to its issuance. The fact that a party has the foregoing right to review or comment shall not mean that such party's consent is needed prior to the issuance of such press release or public statement.


     V.10 Confidentiality. (a) Buyer, on the one hand, and each Seller, on the other hand, each shall hold in strict confidence, and shall use its best efforts to cause all its Representatives to hold in strict confidence, unless compelled to disclose by judicial or administrative process, or by other requirements of Law, all information concerning the Sellers, the Company and the Company Subsidiaries (in the case of Buyer) and Buyer and the Buyer Subsidiaries (in the case of the Sellers) which is created or obtained prior to, on or after the dates hereof in connection with the Contemplated Transactions, and Buyer and Sellers each shall not use or disclose to others, or permit the use of or disclosure of, any such information created or obtained except to the extent that such information can be shown (i) to have been previously known by Buyer or any Seller as the case may be and (ii) to have been made known to Buyer or Seller, as the case may be, from a third-party not in breach of any confidentiality requirement or (iii) to have been made public through no fault of Buyer or any Seller, as the case may be, or any of their respective Representatives, and will not release or disclose such information to any other person, except its officers, directors, employees, Representatives and lending institutions who need to know such information in connection with this Agreement and who shall be advised of the provisions of this Section 5.10 and shall agree to be bound by the terms hereof.

          (a) In the event that a party (the "First Party") or its Representatives are requested or required (by oral questions, interrogatories, requests for information or documents subpoena, civil investigative demand or similar process) to make a disclosure in violation of the provisions of this Section 5.10, it is agreed that the First Party will provide the other (the "Second Party") with prompt notice of such request(s) so that the Second Party may seek an appropriate protective order and/or waive compliance with the provisions of this Agreement. If in the absence of a protective order or the receipt of a waiver hereunder, the First Party or its Representatives are nonetheless, in the opinion of the First Party's counsel, compelled to make any such disclosure to any Governmental Body or else stand liable for contempt or suffer other censure or penalty, the First Party or its Representative may make any such disclosure to such Governmental Body without liability hereunder, provided, however, that such disclosure may be made only after the First Party has given the Second Party notice of such requirement and the Second Party has had 48 hours (or such lesser time as is reasonably available) to obtain a protective order or restrictions on any such requirement.

       (c) If the Contemplated Transactions are not consummated, such confidence shall be maintained except (i) as required by Law or (b) to the extent such information is made public through no fault of Buyer or any Seller, as the case may be, or any of their respective Representatives. If the Contemplated Transactions are not consummated and if requested by any Seller or Buyer, as the case may be, Buyer shall return to Sellers' Agent all tangible evidence of such information regarding Sellers, the Company and the Company Subsidiaries and Sellers shall return to Buyer all tangible evidence of such information regarding Buyer and Buyer Subsidiaries.


     V.11 Expenses. (a) Buyer will pay or reimburse the Company or Sellers, as appropriate, for the following fees and expenses incurred in connection with the negotiation and consummation of the Contemplated Transactions: (i) any and all sales, gains, transfer or documentary Taxes and recording and filing fees applicable to the transfers or deemed transfers under applicable United States Law of any Asset located in the United States and the Purchased Shares to Buyer; (ii) the reasonable legal fees and expenses of counsel to Sellers; (iii) the fees and expenses of Tucker Anthony Incorporated under Contract numbered 33 referred to in Schedule 3.15; (iv) up to $65,175 in respect of the fees and expenses of Coopers & Lybrand L.L.P., in connection with their due diligence investigation relating to the Contemplated Transactions, and any balance of such fees and expenses will be borne and paid by Triumph; and (v) any other fees or expenses incurred by the Company or the Sellers to any persons other than persons enumerated in the foregoing subclauses of this Section 5.11(a) provided that Buyer shall not be required to pay or reimburse fees or expenses in accordance with the provisions of this Section 5.11(a)(v) in an amount exceeding $78,705.30 unless such fees or expenses shall have been authorized by Buyer in writing.

          (a) Except as otherwise specifically provided herein, Buyer and Sellers shall bear their respective expenses incurred in connection with the preparation, execution and performance of this Agreement and the Contemplated
Transaction, including, without limitation, all fees and expenses of their respective Representatives.


     V.12 Tax Matters. (a) From the date hereof through the Closing Date, Sellers shall cause the Company and the Company Subsidiaries to file in a timely manner all required Returns to be filed on or before the Closing Date, taking into account any extensions obtained from the appropriate taxing authority, and pay Taxes of any kind or nature that are due and payable thereon. From the date hereof through the Closing Date, Buyer shall, and shall cause the Buyer Subsidiaries to, file in a timely manner all required
Returns to be filed on or before the Closing Date, taking into account any extensions obtained from the appropriate taxing authority, and pay Taxes or any kind or nature that are due and payable thereon.

          (a) Between the date hereof and the Closing Date, without the prior written consent of Buyer which consent shall not be unreasonably withheld or delayed, neither the Company nor any of the Company Subsidiaries shall make or change any election, change an annual accounting period, adopt or change any accounting method, relating to the Company or the Company Subsidiaries or surrender any right to claim a refund of Taxes. Between the date hereof and the Closing
Date, the Company or any Company Subsidiary shall be permitted to file any amended Return, enter into any closing agreement, settle any Tax Claim, consent to any extension or waiver of the limitation period applicable to any Tax Claim relating to the Company or any Company Subsidiaries, take any action or omit to take any action, even if any such election, adoption, change, amendment, agreement, settlement, surrender, consent or other action or omission would have the effect of increasing the current or future
Tax liability of the Company, any Company Subsidiary, Buyer or any Affiliate of Buyer provided that promptly after taking any such action or omitting to take any such action, Triumph promptly gives written notice thereof to Buyer.


     V.13   Restrictive Covenant.  (a)  Each of Triumph,
Spiesshofer and Magrone and, by its signature to this Agreement, Triumph International Spiesshofer & Braun, a
Swiss Kollektivgesellschaft (partnership), agree as follows:

               (i) during the seven (7) year period commencing on the Closing Date, he or it will not, directly or indirectly, sell or distribute for resale in the United States (the
"Territory") through any person other than Buyer or a Buyer
Subsidiary any identical style of foundation garment distributed on the Closing Date by the Company or by Triumph through the Company unless the Company, Buyer and the Buyer
Subsidiaries have discontinued the sale or distribution of such style, or gross sales of such style for the then most recently completed fiscal year shall have been less than $25,000, in which event he or it shall have the right to distribute such style free of any restrictions contained in this Agreement;

               (ii) during the period commencing on the Closing Date and terminating on the date six (6) months after the date that Triumph ceases for any reason whatsoever (including, without limitation, by reason of voluntary resignation of Triumph's designees or pursuant to Section 1(b) of the Stockholders
Agreement) to have any designees on the Board of Directors of Buyer and waives in writing all of its rights under
Section 8 (g) of the Stockholders Agreement, he or it will not purchase a business which on the date of such purchase is engaged in the foundation garment business in the Territory; provided, however that if he or it shall desire to engage in bona fide negotiations with respect to the purchase of any such business prior to he or it engaging in such negotiations, Triumph shall cause any designees of Triumph then on the Board of Directors of Buyer to resign from such Board and shall waive all of its rights under Sections 8(g) and 1(b) of the Stockholders Agreement (as well as its rights thereafter to designate persons to serve on the Board of Directors of Buyer but Triumph shall continue to be obligated to vote as set forth in the Stockholders Agreement until such obligation would otherwise terminate in accordance with the Stockholders Agreement);
provided further, however, that (I) nothing contained in this clause (ii) shall limit his or its right to effect a purchase of a company or business that includes a foundation garment business in the Territory which foundation garment business does not constitute a significant portion of the purchased company or business if the principal purpose of effecting such purchase is to purchase other businesses and
(II) the passive ownership of not more than 4% of the issued and outstanding shares of a class of securities regularly traded on a national securities exchange or quoted in an automated inter-dealer quotation system shall not be prohibited by this clause (ii); and

               (iii) during the two (2) year period commencing on the Closing Date, he or it will not, directly or indirectly, sell or distribute, or seek to sell or distribute, to Wal-
Mart, J.C. Penney, K-Mart, Sears, Mervyns, Target Stores or
Dillards any foundation garments that will be sold by such retailers; it being understood and agreed that nothing contained in this clause (iii) shall, or shall be construed to, preclude Triumph or its affiliates from selling or distributing foundation garments to, or manufacturing foundation garments for, Mast Industries, Inc. or Goddess which are to be sold or distributed to such retailers so long as Triumph or its affiliates have not (x) arranged with such retailers to buy foundation garments from Mast
Industries, Inc. or Goddess in a manner intended to circumvent this Section 5.13(a)(iii), or (y) participated in any way, other than having acted as a contractor or a subcontractor, in the sale or distribution arrangements to such retailers.

     (b) Notwithstanding anything to the contrary contained herein, (I) Triumph, Spiesshofer and Triumph International Spiesshofer & Braun shall be permitted, directly or indirectly, to continue to sell or otherwise provide products, including foundation garments, to Mast Industries, Inc. and Goddess (and to their respective successors and affiliates) regardless of to whom Mast Industries, Inc. or Goddess distributes or sells such products so long as Triumph or its affiliates have not (x) arranged with such retailers to buy foundation garments from Mast Industries, Inc. or Goddess in a manner intended to circumvent Section 5.13(a)(iii), or (y) participated in any way, other than having acted as a contractor or a subcontractor, in the sale or distribution arrangement to such retailers, (II) except as otherwise expressly prohibited by Sections 5.13 (a) (i) and (iii) and subject to Buyer's rights, if any, pursuant to
Section 5.14 hereof, Triumph, Spiesshofer and Triumph International Spiesshofer & Braun shall not be prohibited, directly or indirectly, from engaging in any way in the manufacture, sale or distribution for resale of foundation garments, whether branded or unbranded, to retailers (or to distributors who sell to retailers), and (III) Triumph, Spiesshofer and Triumph International Spiesshofer & Braun shall not be prohibited, directly or indirectly, from engaging in the manufacture, as a contractor or subcontractor, of foundation garments for a third party
(other than to a third party which is primarily a retailer, or affiliated with a party that is primarily a retailer, except that they shall not be so prohibited from acting as a contractor or subcontractor to any such third party that is primarily a retailer, or affiliated with a party that is primarily a retailer, unless they are otherwise expressly prohibited from selling or distributing to such party pursuant to Section 5.13(a)(iii)) engaged in the sale or distribution of foundation garments in the Territory.

          (c) Each Seller acknowledges and agrees that the restrictive covenants set forth in this Section 5.13 (collectively, the "Restrictive Covenants") are reasonable and valid in geographical and temporal scope and in all other respects. If any court determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable, the remainder of the Restrictive Covenants shall not thereby be affected and shall be given full force and effect, without regard to the invalid or unenforceable parts.

          (d) If any court determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable for any reason, such court shall have the power to modify such Restrictive Covenant, or any part thereof, and, in its modified form, such Restrictive Covenant shall then be valid and enforceable.

          (e) In the event of a breach or threatened breach by a Seller of any of the covenants contained in this Section
5.13, Buyer shall be entitled to a temporary restraining order, a preliminary injunction and/or a permanent injunction restraining such Seller from breaching or continuing to breach any of said covenants.


     V.14 Possible Future Ventures. Until the earlier to occur of (i) the Second Sale Date (as such term is defined in the Stockholders' Agreement) and (ii) five years from the Closing Date, Triumph agrees that if it wishes to appoint a distributor, agent or licensee in the United States with respect to the foundation garments it manufacturers or distributes under the Triumph trademark, Triumph will so advise Buyer and give Buyer a reasonable opportunity to conduct negotiations with respect to Triumph's appointment of Buyer as such distributor, agent or licensee; provided, however, that nothing contained herein shall be construed as an obligation of Triumph to so appoint Buyer and Buyer shall have no rights against Triumph of any nature whatsoever arising by reason of Triumph's decision, for any reason, not to so appoint Buyer.


VI                 CONDITIONS TO CLOSING

     VI.1   Conditions to the Obligations of Sellers and Buyer.
The obligations of Buyer and Sellers to consummate the Contemplated Transactions are subject to the satisfaction of the following conditions:

          (a) HSR Act. Any applicable waiting period under the HSR Act relating to the Contemplated Transactions shall have expired.

          (b) No Injunction. No provision of any applicable Law and no Order shall prohibit the consummation of the Contemplated Transactions.

          (c) No Proceeding or Litigation. No Claim instituted by any person (other than a Governmental Body) including any Third Party Claim, shall have been commenced or pending against a Seller, the Company or the Company Subsidiaries, Buyer, any Buyer Subsidiary or any of their respective
Affiliates, associates, officers or directors which Claim seeks to restrain, prevent, change or delay in any material respect the Contemplated Transactions or seeks to challenge any of the terms or provisions of this Agreement or seeks material damages in connection with any of such transactions or seeks to restrain or prevent the ownership and operations by Buyer after the Closing Date of the Company and the Company Subsidiaries.

          (d) Recapitalization Transactions. Except for the Reincorporation Merger which has not become effective in New York on the date hereof, the Recapitalization Transactions, affecting Buyer or any United States Subsidiary, shall have been consummated.

          (e) Stock Sale Agreement. The transactions contemplated by the Stock Sale Agreement, dated the date hereof, between Triumph and Catherine C. Brawer (and the related trusts identified therein) (the "Brawer Stock Sale Agreement") shall have closed concurrently with the Closing hereunder.

          (f) Stockholders' Agreement. The Stockholders' Agreement shall have been executed and delivered by and to the applicable parties.

          (g)    Ancillary Agreements.  Each of the Ancillary
Agreements shall have executed and delivered by and to the applicable parties.

          (h) Letter Agreements. The following letter agreements shall have been executed and delivered by and to the applicable parties:

               (i) Letter agreement among Maidenform, Inc., the Company and Triumph as to the use of the Lillyettes and Lilyette trademarks;

               (ii) Letter agreement between Maidenform, Inc. and Triumph as to certain manufacturing services; and

               (iii)       Letter agreement between Buyer and its
stockholders in connection with the possible reestablishment of the Predecessor.

          (i) Gains Tax Filings. The parties shall have complied with all pre-transfer audit requirements with respect to all pre-transfer filings relating to real property located in New York in which the Company has an interest.


     VI.2 Conditions to the Obligations of Sellers. All obligations of Sellers hereunder are subject, at the option of Sellers, to the fulfillment prior to or at the Closing of each of the following further conditions:

          (a) Performance. Buyer shall have performed and complied in all material respects with all agreements, obligations and covenants required by this Agreement to be performed or complied with by it at or prior to the Closing Date.

          (b) Representations and Warranties. The representations and warranties of Buyer contained in this Agreement and in any certificate or other writing delivered by Buyer pursuant hereto shall be true in all material respects at and as of the Closing Date as if made at and as of such time (except:
(i) that the representations and warranties that are subject to a materiality qualification shall be true in all respects
(ii) to the extent such representations and warranties speak as of an earlier time; (iii) for the representation and warranty set forth in Section 4.19(a)(viii); and (iv) for the failure to obtain any Buyer Required Consents if such failure will not have a materially adverse effect on the Condition of the Business).

          (c) Cash Portion of Purchase Price. Buyer shall have paid by wire transfer of immediately available funds to Sellers the cash portion of the Purchase Price payable to them.

          (d) No Adverse Change. During the period from the Buyer Balance Sheet Date to the Closing Date, there shall not have been (i) any material adverse change in the Condition of Buyer; (ii) any damage, destruction, casualty, determination or other event to or affecting the Assets of Buyer or any Buyer Subsidiary which has a material adverse effect on the Assets or the Business of Buyer; or (iii) any Claims or Liens filed, or to the knowledge of Buyer threatened, against or affecting Buyer, any Buyer Subsidiary or their respective Assets which, if adversely determined, is reasonably likely to have a material adverse effect on the Condition of Buyer.

          (e) Delivery of Buyer Common Stock. Buyer shall cause to be delivered to those Sellers receiving Buyer Common Stock as part of the Purchase Price stock certificates, registered in the names of the applicable Sellers (with the legends required by the Stockholders' Agreement), evidencing the shares of Buyer Common Stock to be acquired by them.

          (f) Buyer Required Consents. All Buyer Required Consents shall have been obtained except for those approvals, authorizations and consents which the failure to obtain would not, individually or in the aggregate, have a material adverse effect upon the Condition of Buyer or the consummation of the Contemplated Transactions.

          (g) Documentation. There shall have been delivered to Sellers the following:

               (i) A certificate, dated the Closing Date, of the President or a Vice-President of Buyer confirming the matters set forth in Section 6.2(a), (b) and (d) hereof.

               (ii) A certificate, dated the Closing Date, of the Secretary or Assistant Secretary of Buyer certifying, among other things, that attached or appended to such certificate
(A) is a true and correct copy of its Certificate of Incorporation and all amendments if any thereto as of the date thereof; (B) is a true and correct copy of its By-laws as of the date hereof; (C) is a true copy of all corporate actions taken by it, including resolutions of its board of directors authorizing the execution, delivery and performance of this Agreement, and each other document to be delivered by Buyer pursuant hereto; and (D) are the names and signatures of its duly elected or appointed officers who are authorized to execute and deliver this Agreement and any certificate, document or other instrument in connection herewith.

               (iii) A signed opinion of Buyer's counsel, dated the Closing Date and addressed to Sellers, substantially in the form of opinion annexed as Exhibit B hereto.

               (iv)   Copies of all Buyer Required Consents.

               (v) The written designation, if any, by Buyer pursuant to the provisions of Section 9.6 hereof.

          (h) Environmental Matters. With respect to each Buyer Owned Real Property that Buyer's lenders required Buyer to deliver a Phase I Environmental report, Sellers shall have received a copy of such reports.


     VI.3 Conditions to the Obligations of Buyer. All obligations of Buyer hereunder are subject, at their option, to the fulfillment prior to or at the Closing of each of the following further conditions:

          (a) Performance. Sellers shall have performed and complied in all material respects with all agreements, obligations and covenants required by this Agreement to be performed or complied with by them at or prior to the Closing Date. In addition to the foregoing, whether or not Sellers shall have used the reasonable efforts required by Sections 5.1 and 5.6, the Company and each Company
Subsidiary shall be in actual compliance with the provisions of Section 5.1.

          (b) Representations and Warranties. The representations and warranties of Sellers contained in this Agreement and in any certificate or other writing delivered by the Sellers pursuant hereto shall be true in all material respects at and as of the Closing Date as if made at and as of such time
(except: (i) that the representations and warranties that are subject to a materiality qualification shall be true in all respects), (ii) for the representations and warranties set forth in Section 3.19(a)(viii), (iii) to the extent such representations and warranties speak of an earlier time; and
(iv) except for the failure to obtain any Seller Required
Consents if such failure will not have a materially adverse effect on the Condition of the Business).

          (c) No Adverse Change. During the period from the Company Balance Sheet Date to the Closing Date, there shall not have been (i) any material adverse change in the Condition of the Business; (ii) any damage, destruction, casualty, determination or other event to or affecting the Assets of the Company or any Company Subsidiary which has a material adverse effect on the Assets or the Business of the Company; or (iii) any Claims or Liens filed, or to the knowledge of any Seller threatened, against or affecting the Company, any Company Subsidiary or the Assets which, if adversely determined, is reasonably likely to have a material adverse effect on the Condition of the Business.

          (d) Environmental Matters. Buyer shall have received a Phase I Environmental Report for each of the Company Owned
Real Properties.

          (e) Payment of Gains Taxes. Buyer shall have received evidence reasonably satisfactory to it that all applicable real property transfer and transfer gain Taxes, imposed in connection with the deemed transfer of the Company Real
Property, shall have been paid or tendered in compliance with applicable Laws.

          (f)    Company Required Consents.  All Company Required
Consents shall have been obtained except for those approvals, authorizations and consents which the failure to obtain would not, individually or in the aggregate, have a material adverse effect upon the Condition of the Business or the consummation of the Contemplated Transactions.

          (g) Documentation. There shall have been delivered to Buyer the following:

               (i) the stock certificates of each Seller representing the number of Purchased Shares set forth opposite such Seller's name on Exhibit A, duly endorsed in blank or accompanied by stock powers duly executed in blank, in proper form for transfer.

               (ii) A certificate dated the Closing Date, of each Seller confirming the matters set forth in Sections 6.3(a), (b) and
(c) and 3.19(a)(xvi) hereof, to the extent applicable to such Seller.

               (iii) A certificate, dated the Closing Date, of the Secretary or Assistant Secretary of Triumph certifying, among other things, that attached or appended to such certificate (A) is a true and correct copy of its Certificate of Incorporation and By-laws (or comparable instruments) and all amendment if any thereto as of the date thereof; (B) is a true copy of all corporate actions taken by it, including resolutions of its board of directors (or comparable governing body) authorizing the execution, delivery and performance of this Agreement, and each other document to be delivered by Triumph pursuant hereto; and
(C) are the names and signatures of its duly elected or appointed officers who are authorized to execute and deliver this Agreement and any certificate, document or other instrument in connection herewith.

               (iv) A certificate, dated the Closing Date, of the Secretary or Assistant Secretary of the Company or applicable Company Subsidiary certifying, among other things, that attached or appended to such certificate (A) is a true and correct copy of the Certificate of Incorporation and By-laws (or comparable instruments) of the Company and each of its Subsidiaries, and all amendments if any thereto as of the date thereof; (B) are the names of the directors and officers of the Company and each of the Company
Subsidiaries; and (C) is a true copy of all corporate actions taken by the Board of Directors of the Company
(which actions shall have been taken prior to the date of entering into this Agreement) to authorize the Contemplated
Transactions in accordance with Section 203 of the Delaware
General Corporation Law.

               (v) The resignations, dated on or before the Closing Date, of such directors and officers of the Company and each Subsidiary and such trustees of Benefit Plans as previously may have been requested by Buyer.

               (vi) A signed opinion(s) of Sellers' counsel, dated the Closing Date, addressed to Buyer, substantially in the form of opinion annexed as Exhibit C hereto.

               (vii) Copies of all Company Required Consents, material Permits and, to the extent not previously delivered, appraisal reports, title insurance policies and deeds to Company Owned Real Property.

               (viii) The written acceptance of the Authorized Agent of its appointment pursuant to Section 9.5 hereof.


VII                   INDEMNIFICATION

     VII.1 Survival of Representations and Warranties. (a) Notwithstanding any right of Buyer fully to investigate the affairs of the Company and its Subsidiaries and notwithstanding any knowledge of facts determined or determinable by Buyer pursuant to such investigation or right of investigation, Buyer has the right to rely fully upon the representations, warranties, covenants and agreements of Seller contained in this Agreement, or listed or disclosed on any Schedule hereto or in any instrument delivered in connection with or pursuant to any of the foregoing. All such representations, warranties, covenants and agreements shall survive the execution and delivery of this Agreement and the Closing hereunder. Notwithstanding the foregoing, all representations and warranties of Sellers contained in this Agreement, on any Schedule hereto or in any instrument delivered in connection with or pursuant to this Agreement (other than the representations and warranties relating to: (i) title matters, ERISA matters, Tax matters and the matters contained in Sections 3.3 and 3.8, all of which shall survive the Closing until the expiration of any applicable statutes of limitation; and
(ii) Environmental Matters, which shall survive the Closing for a period of three years after the Closing Date), shall terminate and expire 18 months after the Closing Date;
provided, however, that the liability of Sellers shall not terminate as to any specific claim or claims of the type referred to in Section 7.2 hereof, whether or not fixed as to Liability or liquidated as to amount, with respect to which Sellers have been given specific notice on or prior to the date on which such liabilities would otherwise terminate pursuant to the express terms of this Section 7.1(a).

          (a) Notwithstanding any right of the Sellers fully to investigate the affairs of Buyer and its Subsidiaries and notwithstanding any knowledge of facts determined or determinable by the Sellers pursuant to such investigation or right of investigation, the Sellers have the right to rely fully upon the representations, warranties, covenants and agreements of Buyer contained in this Agreement, or listed or disclosed on any Schedule hereto or in any instrument delivered in connection with or pursuant to any of the foregoing. All representations, warranties, covenants and agreements of Buyer shall survive the execution and delivery of this Agreement and the Closing hereunder. Notwithstanding the foregoing, all such representations, warranties, covenants and agreements of Buyer (other than the representations and warranties relating to: (i) title matters, ERISA matters, Tax matters and the matters contained in Sections 4.3 and 4.8, all of which shall survive the Closing until the expiration of any applicable statutes of limitation; and (ii) Environmental
Matters, which shall survive the Closing for a period of three years after the Closing Date), shall terminate and expire 18 months after the Closing Date; provided, however, that the liability of Buyer shall not terminate as to any specific claim or claims of the type referred to in Section
7.3 hereof, whether or not fixed as to Liability or liquidated as to amount, with respect to which Buyer has been given specific notice on or prior to the date on which such Liability would otherwise terminate pursuant to the express terms of this Section 7.1(b).


     VII.2 Obligation of Sellers to Indemnify. Each of Spiesshofer and Magrone, severally, as to the matters relating to himself or the Purchased Shares owned by him referred to in Section 3.1, 3.2, 3.3, 3.4 and 3.31 and as to covenants relating to themselves contained in Article V (it being understood and agreed that neither Spiesshofer nor Magrone shall be liable under the provisions of this
Section 7.2 as to any other sections of this Agreement) and Triumph as to all matters, agree to indemnify, defend and hold harmless Buyer (and its directors, officers, employees, Affiliates, successors and assigns) from and against all uninsured Claims, losses, liabilities, damages, deficiencies, judgments, settlements, costs of investigation or other expenses (including interest, penalties and reasonable attorneys' fees and disbursements but excluding indirect or consequential damages or claims for lost profits) (collectively, the "Losses") suffered or incurred by Buyer or any of the foregoing persons by reason of any inaccuracy in or any breach of any representation, warranty, covenant or agreement of Sellers contained in this Agreement or in any Schedules or documents delivered by a Seller pursuant to this Agreement.


     VII.3 Obligation of Buyer to Indemnify. (a) Buyer agrees to indemnify, defend and hold harmless each Seller from and against any uninsured Losses suffered by such Seller by reason of:

               (i) any inaccuracy in or breach of any representation, warranty, covenant or agreement of Buyer contained in this Agreement, the Brawer Stock Sale Agreement or in any document or other papers delivered pursuant to either of such Agreements; and

               (ii) Any Claim brought by any stockholder of the Company (other than Sellers) as a result of the consummation of the Contemplated Transactions or the Company Merger.

          (b) For purposes of this Section 7.3, the term "Losses" shall include any Losses suffered by Triumph under the Brawer Stock Sale Agreement.


     VII.4 Notice and Opportunity to Defend Third Party Claims. (a) Promptly after receipt by any party hereto
(the "Indemnitee") of notice of any demand, claim, circumstance or Tax audit which would or might give rise to a claim or the commencement (or threatened commencement) of any action, proceeding or investigation (an "Asserted Liability") that may result in a Loss, the Indemnitee shall give prompt notice thereof (the "Claims Notice") to the party obligated to provide indemnification pursuant to
Section 7.2 or 7.3 (the "Indemnifying Party"). The Claims Notice shall describe the Asserted Liability in reasonable detail and shall indicate the amount (estimated, if necessary, and to the extent feasible) of the Loss that has been or may be suffered by the Indemnitee.

          (a) The Indemnifying Party may elect to compromise or defend, at its own expense and by its own counsel, any Asserted Liability. If the Indemnifying Party elects to compromise or defend such Asserted Liability, it shall within thirty days (or sooner, if the nature of the Asserted Liability so requires) notify the Indemnitee of its intent to do so, and the Indemnitee shall cooperate, at the expense of the Indemnifying Party, in the compromise of, or defense against, such Asserted Liability. If the Indemnifying Party elects not to compromise or defend the Asserted Liability, fails to notify the Indemnitee of its election as herein provided or contests its obligation to indemnify under this Agreement, the Indemnitee may pay, compromise or defend such Asserted Liability. Notwithstanding the foregoing, neither the Indemnifying Party nor the Indemnitee may settle or compromise any claim over the objection of the other;
provided, however, that (i) except as set forth in the immediately succeeding clause (ii), consent to settlement or compromise shall not be unreasonably withheld and (ii) the Indemnifying Party may settle any Asserted Liability by paying a money payment only without the consent of the Indemnitee. In any event, the Indemnitee and the Indemnifying Party may participate, at their own expense, in the defense of such Asserted Liability. If the Indemnifying
Party chooses to defend any claim, the Indemnitee shall make available to the Indemnifying Party any books, records or other documents within its control that are necessary or appropriate for such defense.

          (b) Anything in Section 7.4(b) to the contrary notwithstanding, in the case of any Asserted Liability by any supplier, distributor, sales agent or customer of the Company or any of its Subsidiaries prior to the Closing in connection with which Buyer may make a claim against Sellers for indemnification pursuant to Section 7.2, Buyer promptly shall give a Claims Notice with respect thereto but, unless Buyer and the Indemnifying Party otherwise agree, Buyer shall have the exclusive right at its option to defend, at its own expense, any such matter, subject to the duty of Buyer to consult with the Indemnifying Party and its attorneys in connection with such defense and provided that no such matter shall be compromised or settled by Buyer without the prior consent of the Indemnifying Party, which consent shall not be unreasonably withheld. The Indemnifying Party shall have the right to recommend in good faith to Buyer proposals to compromise or settle claims brought by a supplier, distributor, sales agent or customer, and Buyer agrees to present such proposed compromises or settlements to such supplier, distributor or customer. All amounts required to be paid in connection with any such Asserted Liability and all amounts required to be paid in connection with any such compromise or settlement consented to by the Indemnifying Party, shall be borne and paid by the Indemnifying Party. The parties agree to cooperate fully with one another in the defense, compromise or settlement of any such Asserted Liability.


     VII.5 Limits on Indemnification. Notwithstanding anything contained in this Article VII or elsewhere in this Agreement to the contrary:

          (a) Sellers shall not have any obligation to indemnify Buyer pursuant to Section 7.2 hereof with respect to any Claim unless and until Buyer shall have incurred Losses in an aggregate amount in excess of $1,000,000 (the "Stipulated
Amount") in which event Buyer shall be entitled to be indemnified for all of its Losses commencing at $1; provided that the foregoing limitation shall not apply to the obligations of Triumph under Section 5.11; and provided, further, that if any Claim is based upon a breach by Triumph of a representation, warranty, covenant or agreement contained in this Agreement in which the dollar thresholds thereof are less than the dollar thresholds in the corresponding representation, warranty, covenant or agreement of Buyer ("Buyer's Dollar Thresholds") then the liability of Triumph for such breach shall be determined as if Buyer's Dollar Thresholds had applied to Triumph.

          (b) Buyer shall have no obligation to indemnify Sellers pursuant to Section 7.3 hereof with respect to any Claim unless and until the Sellers shall have incurred Losses in an aggregate amount in excess of the Stipulated Amount in which event Sellers shall be entitled to be indemnified for all of their Losses commencing at $1; provided that the foregoing limitation shall not apply to the obligations of Buyer under Sections 5.11 and 7.3(a)(ii).

          (c) The liability hereunder of Triumph, Spiesshofer and Magrone shall in no event exceed, respectively, $64,422,171.45, $377,325 and $6,146,010. Sellers may
satisfy their indemnification obligations by transferring to Buyer shares of Buyer Common Stock valued, for this purpose, at $454.94 per share, as adjusted for any subdivision, combination or reclassification of Buyer Common Stock or the payment of a dividend on Buyer Common Stock in shares of Buyer Common Stock.

          (d) The liability of Buyer hereunder shall in no event exceed $61,194,000.


     VII.6 Tax Impact. It is the intent of the parties that any amounts paid under Sections 7.2 or 7.3 shall represent an adjustment of the Purchase Price and the parties will report such payments consistent therewith. Nevertheless, if the payment of any Loss which Sellers are obligated to make to Buyer pursuant to Section 7.2 of this Agreement or which Buyer is obligated to make to Sellers pursuant to Section 7.3 of this Agreement, is required to be reported in income by Buyer or any of its Affiliates or Sellers or any of their Affiliates, as applicable, then the amount of the Loss which Sellers are obligated to pay to Buyer or which Buyer is obligated to pay to Sellers, as applicable, shall be adjusted so that the indemnitee is fully and completely Indemnified on an after-tax basis.


     VII.7 Indemnity Sole Remedy. With respect to any money claim, in the absence of fraud or a suit seeking specific performance as contemplated by this Agreement, the remedies provided by the foregoing provisions of this
Article 7, after the Closing Date, shall be in lieu of any other remedies to which the respective party is entitled at law or in equity for any breach or noncompliance by a party with the provisions of this Agreement.


VIII                    TERMINATION

     VIII.1      Termination.  If the Brawer Stock Purchase
Agreement is terminated, this Agreement shall be terminated concurrently therewith. In addition, this Agreement may be terminated and the Contemplated Transactions may be abandoned at any time prior to the Closing:

          (a)    By mutual written consent of Sellers and Buyer;

          (b) By Sellers if (i) there has been a material misrepresentation or breach of warranty on the part of Buyer in the representations and warranties contained herein and such material misrepresentation or breach of warranty, if curable, is not cured within 15 days of written notice thereof from Sellers (ii) Buyer has committed a material breach of any covenant imposed upon it hereunder and fails to cure such breach within 15 days of written notice thereof from Sellers; or (iii) any condition to a Seller's obligations hereunder becomes incapable of fulfillment through no fault of such parties and is not waived by such parties;

          (c) By Buyer, if (i) there has been a material misrepresentation or breach of warranty on the part of a Seller in the representations and warranties contained herein and such material misrepresentation or breach of warranty, if curable, is not cured within 15 days of written notice thereof from Buyer; (ii) a Seller has committed a material breach of any covenant imposed upon it hereunder and fails to cure such breach within 15 days of written notice thereof from Buyer; or (iii) any condition to Buyer's obligations hereunder becomes incapable of fulfillment through no fault of Buyer and is not waived by Buyer.

          (d) By Sellers' Agent on behalf of Sellers, or Buyer, if the Closing shall not have occurred on or before June 30, 1995; provided that no party may terminate this Agreement pursuant to this clause if such party's failure (or in the case of termination by Sellers, the failure of a Seller) to fulfill any of its obligations under this Agreement shall have been the reason that the Closing shall not have occurred on or before said date; and

          (e) By Sellers or by Buyer, if there shall be any Law that makes consummation of the Contemplated Transactions illegal or otherwise prohibited or if any Order enjoining
Buyer, or any Seller from consummating the Contemplated
Transactions is entered and such Order shall become final and nonappealable.


     VIII.2 Effect of Termination; Right to Proceed. In the event that this Agreement shall be terminated pursuant to
Section 8.1, all further obligations of the parties under the Agreement shall terminate without further liability of any party hereunder except (i) to the extent that a party has made a material misrepresentation hereunder or committed a breach of the material covenants and agreements imposed upon it hereunder; (ii) to the extent that any condition to a party's obligations hereunder became incapable of fulfillment because of the breach by a party of its obligations hereunder and (iii) that the agreements contained in Sections 5.9, 5.10 and 5.11 shall survive the termination hereof. In the event that a condition precedent to its obligation is not met, nothing contained herein shall be deemed to require any party to terminate this Agreement, rather than to waive such condition precedent and proceed with the Contemplated Transactions. Notwithstanding anything to the contrary contained herein, no party shall have any obligation to the other hereunder arising out of the occurrence of an event or circumstance not within the control of such party which event or circumstance resulted in a representation or warranty of such party ceasing to be true.


IX                     MISCELLANEOUS


     IX.1 Notices. (a) Any notice or other communication required or permitted hereunder shall be in writing and shall be delivered personally by hand or by recognized overnight courier, telecopied or mailed (by registered or certified mail, postage prepaid) as follows:

            (i)  if to Buyer, one copy to:

                 Maidenform Worldwide, Inc.
                 90 Park Avenue
                 New York, New York 10016
                 Telecopier: (212) 983-5834
                 Attention:  Steven N. Masket
                 Senior Vice President and General Counsel

                 with a simultaneous copy to:

                 Baer Marks & Upham
                 805 Third Avenue
                 New York, New York  10022
                 Telecopier:  (212) 702-5941
                 Attn:  Stanley E. Bloch, Esq.

                           (ii) if to Spiesshofer or
                    Triumph, one copy to:

                 Triumph International Overseas Limited
                                133 Hoi Bun Road
                                7th Floor Piazza Building
                                Kwun Tong, Kowloon
                                Hong Kong
                                Attention: Mr. W.
                    Engelman/Mr. K. Haertkorn
                                Facsimile No.: 011-852-2341-
                    9847


                                                              -and-


                                Triumph International
                    Spiesshofer & Braun
                                Promenadenstrasse 26
                                CH-8437 Zurzach
                                Switzerland
                                Attention: Mr. Wolfgang
                    Spiesshofer
                                Facsimile No.: 011-4156-
                    499219

                 with a simultaneous copy to:

                 Rubin Baum Levin Constant & Friedman
                 30 Rockefeller Plaza
                 New York, New York  10112
                 Telecopier: (212) 698-7825
                 Attn:  Barry A. Adelman, Esq.

                           (iii)     if to Magrone, one copy
                    to:

                                Frank Magrone
                                Cosmos Heights, R.D. 4
                                Cortland, New York  13045

                           with a simultaneous copy to:

                                Rubin Baum Levin Constant &
                    Friedman
                                30 Rockefeller Plaza
                                New York, New York  10012
                           Telecopier: (212) 698-7825
                           Attn:  Barry A. Adelman, Esq.

          (a) Each such notice or other communication shall be effective (i) if given by telecopier, when such telecopy is transmitted to the telecopier number specified in Section
9.1(a) (with confirmation of transmission) or (ii) if given by any other means, when delivered at the address specified in Section 9.1(a). Any party by notice given in accordance with this Section 9.1 to the other party may designate another address (or telecopier number) or person for receipt of notices hereunder. Notices by a party may be given by counsel to such party.


     IX.2 Entire Agreement. This Agreement (including the Stockholders' Agreement, the Schedules and Exhibits hereto) and the collateral agreements executed in connection with the consummation of the Contemplated Transactions contain the entire agreement between the parties with respect to the subject matter hereof and related transactions and supersede all prior agreements, written or oral, with respect thereto.


     IX.3 Waivers and Amendments; Non-Contractual Remedies; Preservation of Remedies. This Agreement may be amended, superseded, cancelled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties hereto or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof. Nor shall any waiver on the part of any party of any such right, power or privilege, nor any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any other such right, power or privilege.
Except as otherwise provided herein, the rights and remedies herein provided are cumulative and are not exclusive of any rights or remedies that any party may otherwise have at law or in equity. The rights and remedies of any party based upon, arising out of or otherwise in respect of any inaccuracy in or breach of any representation, warranty, covenant or agreement contained in this Agreement shall in no way be limited by the fact that the act, omission, occurrence or other state of facts upon which any claim of any such inaccuracy or breach is based may also be the subject matter of any other representation, warranty, covenant or agreement contained in this Agreement (or in any other agreement between the parties) as to which there is no inaccuracy or breach.


     IX.4 Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of New
York applicable to agreements made and to be performed entirely within such State, without regard to the conflict of laws rules thereof.


     IX.5 Consent to Jurisdiction and Service of Process. The parties hereto irrevocably: (a) agree that any suit, action or other legal proceeding arising out of this Agreement may be brought in the courts of the State of New York or the courts of the United States located in New York County, New York, (b) consent to the jurisdiction of each court in any such suit, action or proceeding, (c) waive any objection which they, or any of them, may have to the laying of venue of any such suit, action or proceeding in any of such courts, and (d) waives the right to a trial by jury in any such suit, action or other legal proceeding. Each Seller hereby designates and appoints Rubin Baum Levin Constant & Friedman, 30 Rockefeller Plaza, New York, New York 10112
(the "Authorized Agent"), as its agent to accept and acknowledge on its behalf, service of any and all process which may be served in any such suit, action or other proceeding, and agrees that service upon such Authorized
Agent shall be deemed in every respect service of process on a Seller or its successors or assigns and, to the extent permitted by applicable law, shall be taken and held to be valid personal service. Each Seller represents and warrants that the Authorized Agent has agreed to act as such agent for service of process.


     IX.6 Designated Buyer. It is understood and agreed between the parties that Buyer may cause one or more
Affiliates, direct or indirect Subsidiaries or other entities designated by it (the "Designated Buyer" or Designated Buyer") to carry out all or part of the Contemplated Transactions to be carried out by Buyer;
provided, however, that Buyer nevertheless shall remain liable (as principal and not as guarantor) for all of its obligations and those of any Designated Buyer hereunder.


     IX.7 Binding Effect; No Assignment. This Agreement and all of its provisions, rights and obligations shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, heirs and legal representatives. Except as otherwise provided in Section
9.6, this Agreement may not be assigned by a party without the express written consent of the others and any purported assignment, unless so consented to, shall be void and without effect. Nothing herein express or implied is intended or shall be construed to confer upon or to give anyone other than the parties hereto and their respective heirs, legal representatives and successors any rights or benefits under or by reason of this Agreement and no other party shall have any right to enforce any of the provisions of this Agreement.


     IX.8 Exhibits. All Exhibits and Schedules attached hereto are hereby incorporated by reference into, and made a part of, this Agreement. The disclosure contained in any one
Schedule to this Agreement, if by its description in such
Schedule is clearly applicable to other Sections of this Agreement, will also be deemed to have been made with respect to such other Sections even if such disclosure is not repeated in any other Schedules.


     IX.9 Severability. If any provision of this Agreement for any reason shall be held to be illegal, invalid or unenforceable, such illegality shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such illegal, invalid or unenforceable provision had never been included herein.


     IX.10 Counterparts. The Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument. This Agreement shall become binding when one or more counterparts hereof, individually or taken together, shall bear the signatures of all of the parties reflected hereon as the signatories.


  IN WITNESS WHEREOF, the undersigned have executed this Stock Purchase Agreement as of the date set forth above.



                              MAIDENFORM WORLDWIDE, INC.


                              By:/s/ Steven N. Masket
                                Steven N. Masket
                                Executive Vice President


                              TRIUMPH INTERNATIONAL
                              OVERSEAS, LIMITED


                              By:/s/ Guenther Spiesshofer
                                Name:Guenther Spiesshofer
                                Title:



                              Guenther Spiesshofer



                              Frank Magrone


The undersigned is signing this
Agreement solely to agree to the
provisions of Section 5.13


TRIUMPH INTERNATIONAL SPIESSHOFER & BRAUN


By:
___/s/ _Frank Magrone___________________________
   Name:Frank Magrone
   Title:President
                                                   EXHIBIT A



                      LIST OF SELLERS


                   Total Number of
            Name   Purchased Shares


            Triumph International
            Overseas Limited         3,670,779

            Guenther Spiesshofer        21,500

            Frank Magrone              350,200

                  4,042,479



                    STOCK SALE AGREEMENT


  STOCK SALE AGREEMENT dated as of April 26, 1995 between TRIUMPH INTERNATIONAL OVERSEAS LIMITED, a Liechtenstein corporation ("Triumph"), and each of the security-holders listed on the signature page of this Agreement in her or its individual and/or fiduciary capacity as indicated on Exhibit A to this Agreement (each a "Seller" and collectively the "Sellers") and Catherine C. Brawer, as agent for the Sellers (the "Agent"):


                    W I T N E S S E T H:


  WHEREAS, each Seller owns, in part, the number of shares of Class A Common Stock, par value $.01 per Share, ("MWI
Common Stock") of Maidenform Worldwide, Inc., a Delaware corporation ("MWI"), set out in Exhibit A next to the name of such Seller (collectively, the "Purchased Shares"); and


  WHEREAS, each Seller desires to sell and Triumph desires to purchase all of the Purchased Shares owned by such Seller on the terms and subject to the conditions set forth herein;


  NOW, THEREFORE, in consideration of the mutual promises, covenants and other agreements contained herein, the parties hereby agree as follows:


I                                  PURCHASE AND SALE;
CLOSING

.1       Certain Defined Terms.  Terms which are not defined
in this Agreement shall have the respective meanings ascribed to them in that certain Stock Purchase Agreement of even date herewith (the "NCC Purchase Agreement") by and among MWI, Triumph and certain other Sellers (as defined therein).


.2       Purchase and Sale of Purchased Shares.  Subject to
the terms and conditions set forth herein, each Seller severally agrees to sell, transfer and deliver to Triumph, and Triumph agrees to purchase, acquire and accept from each Seller, the Purchased Shares of such Seller.
.3

.3       Consideration.  Subject to the terms and conditions
set forth herein, the purchase price (the "Purchase Price") payable by Triumph for the Purchased Shares shall be $20 million in the aggregate, to be allocated among the Sellers in the proportions set forth on Exhibit A. Such Purchase Price shall be payable on the Closing Date (as hereinafter defined) to the Sellers by wire transfer of immediately available funds to accounts designated by Agent by written notice given to Triumph at least two (2) Business Days prior to the Closing Date.


.4       Closing.  The closing (the "Closing") of the
purchase and sale of the Purchased Shares hereunder shall take place at the offices of Baer Marks & Upham, 805 Third Avenue, New York, New York at 10:00 a.m., local time, on the date on which the closing under the NCC Purchase Agreement occurs (the time and date of the Closing being hereinafter called the "Closing Date"). All transactions consummated at the Closing shall be deemed to have taken place simultaneously.


.5       Appointment of Sellers' Agent.  Each Seller
irrevocably appoints and authorizes Agent to do all such acts and things as agent (and not as principal) on its behalf and to exercise all such rights, powers and privileges in relation to this Agreement as fully and completely as each Seller could on its own behalf, together with all such powers as are reasonably incidental thereto. Each Seller agrees that the foregoing appointment and powers are coupled with an interest and every party acting hereunder shall be entitled to rely on any action taken or omitted by Agent on Sellers' behalf.


II                                 REPRESENTATIONS AND
WARRANTIES OF SELLERS

  Sellers severally represent and warrant to Triumph and MWI that:


.1       Status of the Purchased Shares.  Except as set
forth in the Stockholders' Agreement, the Purchased Shares that are owned by such Seller are subject to no restrictions on transferability other than restrictions imposed by
(a) the 1933 Act and (b) applicable state securities Laws. Except as set forth in the Stockholders' Agreement, as of the Closing Date, there will be no outstanding options, warrants, calls, preemptive rights, rights of first refusal, or other rights to purchase or acquire from any Seller or any plans or Contracts providing for the issuance of, or the granting of rights to any Seller to acquire: (i) any capital stock of MWI or (ii) any securities convertible into or exchangeable for any capital stock of MWI. As of the Closing Date, except as set forth in the Stockholders Agreement, no Seller will be contractually obligated or entitled to repurchase or otherwise acquire any outstanding shares of capital stock of MWI.


.2       Title to and Validity of the Purchased Shares.  The
Purchased Shares have been duly authorized, validly issued, fully paid and are nonassessable. Each Seller owns and holds title to such Seller's Purchased Shares free and clear of any Lien of any kind. At the Closing, except as set forth in the Stockholders' Agreement, Triumph will acquire title to the Purchased Shares, free and clear of any Lien of any kind.


.3       Authority Relative to this Agreement.  Each Seller
has full power, capacity and authority to execute and deliver this Agreement and each other document contemplated hereby and to which she or it is a party (the "Transaction
Documents") and to consummate the transactions contemplated hereby and thereby (the "Contemplated Transactions"). The execution and delivery of this Agreement and the consummation of the Contemplated Transactions to which such Seller is a party have been duly and validly authorized by each Seller that is an entity and no other proceedings on the part of any such Seller (or any other person) are necessary to authorize the execution and delivery by such Seller of this Agreement or the consummation of the Contemplated Transactions to which such Seller is a party.
This Agreement has been duly and validly executed and delivered by each Seller, and (assuming the valid execution and delivery of this Agreement by the other parties hereto) constitutes the legal, valid and binding agreement of such Seller enforceable against such Seller in accordance with its terms except as such obligations and their enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the enforcement of creditors' rights generally and except that the availability of equitable remedies, including specific performance, is subject to the discretion of the court before which any proceeding therefor may be brought
(whether at law or in equity).


.4       No Conflicts; Consents.  The execution and delivery
by any Seller of this Agreement and the performance of her or its obligations hereunder will not (i) violate any provision of the trust agreement of any Seller which is a trust; (ii) require any Seller to obtain any consent, approval or action of or waiver from, or make any filing with, or give any notice to, any Governmental Body or any other person, except for compliance with the HSR Act (the "MWI Required Consent"); (iii) violate, conflict with or result in the breach of any of the terms of, result in a material modification of the effect of, or otherwise cause the termination of, give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under, any material Contract, to which any Seller is a party or by or to which any of them may be bound or subject, or result in the creation of any Lien upon the Purchased Shares pursuant to the terms of any such Contract other than such violations, conflicts, breaches, modifications, terminations, rights to terminate, defaults or Liens that, individually or in the aggregate, would not have a material adverse effect on the Condition of Buyer; or (iv) if the MWI Required Consent is obtained, violate any Law, Order or Permit of any Governmental Body against, or binding upon, any Seller other than such violations that, individually or in the aggregate, would not have a material adverse effect on the Condition of Buyer.


III

         REPRESENTATIONS AND WARRANTIES OF TRIUMPH


  Triumph represents and warrants to Sellers and MWI that:

.1       Corporate Existence and Power.  Triumph is a
corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.


.2       Acquisition for Investment.  Triumph is acquiring
the Purchased Shares for its own account and not with a present intention to make any sale, disposition, distribution or other transfer of the Purchased Shares in a manner that will be in violation of any applicable securities Laws and understands that the Purchased Shares have not been registered under the 1933 Act or under the securities Laws of any state.


.3       Authority Relative to This Agreement.  Triumph has
full corporate power and authority to execute and deliver this Agreement and to consummate the Contemplated Transactions to which it is party. The execution and delivery of this Agreement and the consummation of the Contemplated Transactions have been duly and validly authorized and approved by the Board of Directors of Triumph and no other corporate proceedings on the part of Triumph are necessary to authorize this Agreement or the Contemplated Transactions to which it is party. This Agreement has been duly and validly executed and delivered by Triumph and (assuming the legal, valid execution and delivery of this Agreement by the other parties hereto) constitutes the valid and binding agreement of Triumph, enforceable against Triumph in accordance with its terms, except as such obligations and their enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the enforcement of creditors' rights generally and except that the availability of equitable remedies, including specific performance, is subject to the discretion of the court before which any proceeding therefor may be brought (whether in law or at equity).


.4       No Conflicts; Consents.  Except for compliance with
the HSR Act (referred to herein as the "NCC Required Consent"), the execution and delivery of this Agreement by Triumph and the performance of its obligations hereunder will not (i) violate any provision of the Certificate of Incorporation or By-laws of Triumph; (ii) except for obtaining the NCC Required Consent, require Triumph to obtain any consent, approval or action of, or make any filing with or give any notice to, any Governmental Body or any other person (iii) violate, conflict with or result in the breach of any of the terms of, result in a material modification of the effect of, or otherwise cause the termination of or give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under any material Contract to which Triumph is a party or by or to which it or any of its assets may be bound or subject, or result in the creation of any Lien upon the Assets of Triumph pursuant to the terms of any such Contract other than such violations, conflicts, breaches, modifications, terminations, rights to terminate, defaults or Liens that individually or in the aggregate, would not have material adverse effect on the Condition of the Business; or (iv) if the NCC Required Consent is obtained, violate any Law, Order or Permit of any Governmental Body against, or binding upon, Triumph other than such violations that, individually or in the aggregate, would not have a material adverse effect on the Condition of the Business.


IV                                 REPRESENTATIONS AND
WARRANTIES OF MWI


  In order to induce Triumph and Sellers to enter into this Agreement, MWI hereby repeats each of the representations and warranties made by it in Article IV of the NCC Purchase
Agreement to Triumph and Sellers as if each of such representations or warranties had been set forth herein at length.


V                                  COVENANTS AND AGREEMENTS


.1       Efforts to Consummate.  Subject to the terms and
conditions herein provided, each party hereto, without payment or further consideration, shall use its reasonable, good faith efforts to take or cause to be taken all action and to do or cause to be done all things necessary, proper or advisable under applicable Laws, Permits and Orders to consummate and make effective, as soon as reasonably practicable, the Contemplated Transactions, and each party hereto shall cooperate with the other in all of the foregoing.


.2       Notices of Certain Events.  Each of Agent and
Triumph shall promptly notify the other of:


          (a) any notice or other communication from any person alleging that the consent of such person is or may be required in connection with the Contemplated Transactions;

          (b) any notice or other communication from any Governmental Body in connection with the Contemplated
Transactions; and

          (c) any event, condition or circumstance occurring from the date hereof through the Closing Date that would constitute a violation or breach of any representation or warranty, whether made as of the date hereof or as of the Closing Date, or that would constitute a violation or breach of any covenant of any party contained in this Agreement.


.3       Public Announcements.  Agent and Triumph will
consult with each other before issuing any press release or otherwise making any public statement with respect to the Contemplated Transactions, and will not issue any such press release or make any such public statement without the prior approval of the other party, except as may be required by applicable Law in which event the other party shall have the right to review and comment upon any such press release or public statement prior to its issuance. The fact that a party has the foregoing right to review or comment shall not mean that such party's consent is needed prior to the issuance of such present release or public statement.


.4       Expenses.  Except as otherwise specifically
provided herein, MWI shall bear the respective expenses of the parties hereto in connection with the preparation, execution and delivery of this Agreement.


VI                                 CONDITIONS TO CLOSING


.1       Conditions to the Obligations of Sellers.  All
obligations of Sellers hereunder are subject, at the option of Agent, to the fulfillment prior to or at the Closing of each of the following conditions:


          (a) Closing Under NCC Purchase Agreement. The closing under the NCC Purchase Agreement shall have occurred, or shall occur concurrently with the Closing hereunder.

          (b) Performance. Triumph shall have performed in all material respects all of its obligations hereunder required to be performed by it at or prior to the Closing Date.

          (c) Representations and Warranties. The representations and warranties of Triumph and MWI contained in this Agreement and in any certificate or other writing delivered by Triumph pursuant hereto shall be true in all material respects at and as of the Closing Date as if made at and as of such time (except: (i) that the representations and warranties that are subject to a materiality qualification shall be true in all respects and (ii) to the extent such representations and warranties speak as of an earlier time).

          (d)    Purchase Price.  In accordance with the provisions of
Section 1.3 hereof, Triumph shall have paid the Purchase
Price by wire transfer of immediately available funds to Sellers.


.2       Conditions to the Obligations of Triumph.  All
obligations of Triumph hereunder are subject, at its option, to the fulfillment prior to or at the Closing of each of the following conditions:


          (a) Closing Under NCC Purchase Agreement. The closing under the NCC Purchase Agreement shall have occurred, or shall occur concurrently with the Closing hereunder.

          (b) Performance. Sellers shall have performed in all material respects all of their obligations hereunder required by them at or prior to the Closing Date.
(c)       Representations and Warranties.  The
representations and warranties of Sellers and MWI contained in this Agreement and in any certificate or other writing delivered by the Sellers pursuant hereto shall be true in all material respects at and as of the Closing Date as if made at and as of such time (except: (i) that the representations and warranties that are subject to a materiality qualification shall be true in all respects and
(ii) to the extent such representations and warranties speak of an earlier time).

          (d) Delivery of Purchased Shares. Agent shall have caused to be delivered to Triumph certificates (with the legends contemplated by the Stockholders' Agreement) representing all of the Purchased Shares, together with duly endorsed stock transfer powers.

          (e) Legal Opinion. Triumph shall have received a signed legal opinion of counsel to Sellers, dated the Closing Date, substantially in the form of the opinion annexed as Exhibit B hereto.


VII                                INDEMNIFICATION

.1       Survival of Representations and Warranties.  Except
for the representations and warranties set forth in Sections
2.4 and 3.4 which shall survive for 18 months after the Closing Date, the representations, warranties, covenants and agreements contained herein shall survive the execution and delivery of this Agreement and the Closing hereunder until the expiration of any applicable statutes of limitation.


.2       Obligation of Sellers to Indemnify.  Sellers
severally agree to indemnify, defend and hold harmless Triumph (and its directors, officers, employees, Affiliates, successors and assigns) from and against all Claims, losses, liabilities, damages, deficiencies, judgments, settlements, costs of investigation or other expenses (including interest, penalties and reasonable attorneys' fees and disbursements but excluding indirect or consequential damages or claims for lost profits) (collectively, the "Losses") suffered or incurred by Triumph by reason of any material inaccuracy in or any material breach of any representation, warranty, covenant or agreement of Sellers contained in this Agreement or in any documents or other papers delivered by Sellers pursuant to this Agreement.


.3       Obligation of Triumph to Indemnify.  Triumph agrees
to indemnify, defend and hold harmless each Seller from and against any Losses suffered or incurred by such Seller by reason of any material inaccuracy in or material breach of any representation, warranty, covenant or agreement of Triumph contained in this Agreement or in any document or other papers delivered by Triumph pursuant to this Agreement.


.4       Indemnity Sole Remedy.  With respect to any money
claim, in the absence of fraud, the remedies provided by the foregoing provisions of this Article VI shall be in lieu of any other remedies to which the respective party is entitled at law or in equity for any breach or noncompliance by a party with the provisions of this Agreement.


.5       Remedies Prior to Closing Date.  Notwithstanding
anything to the contrary contained in this Agreement, if any party commits a breach of any of the terms hereof, prior to the Closing Date, of a type that would permit the non-breaching party to terminate this Agreement, then the sole remedy of the non-breaching party will be to terminate this Agreement. Upon any such termination, no party will have any further liability hereunder to the other.


VIII                               TERMINATION


.1       Termination.  If the NCC Purchase Agreement is
terminated, this Agreement shall be terminated concurrently therewith. In addition, this Agreement may be terminated and the Contemplated Transactions may be abandoned at any time prior to the Closing:


          (a)    By mutual written consent of Agent and Triumph;

          (b) By Agent on behalf of Sellers if (i) there has been a material misrepresentation or breach of warranty on the part of Triumph in the representations and warranties contained herein and such material misrepresentation or breach of warranty, if curable, is not cured within 15 days of written notice thereof from Agent; (ii) Triumph has committed a material breach of any covenant imposed upon it hereunder and fails to cure such breach within 15 days of written notice thereof from Agent; or (iii) any condition to a Seller's obligations hereunder becomes incapable of fulfillment through no fault of such parties and is not waived by such parties;

          (c) By Triumph, if (i) there has been a material misrepresentation or breach of warranty on the part of a Seller in the representations and warranties contained herein and such material misrepresentation or breach of warranty, if curable, is not cured within 15 days of written notice thereof from Triumph; (ii) a Seller has committed a material breach of any covenant imposed upon it hereunder and fails to cure such breach within 15 days of written notice thereof from Triumph; or (iii) any condition to Triumph's obligations hereunder becomes incapable of fulfillment through no fault of Triumph and is not waived by Triumph.


IX                                 MISCELLANEOUS


.1       Notices.  (a)  Any notice or other communication
required or permitted hereunder shall be in writing and shall be delivered personally by hand or by recognized overnight courier, telecopied or mailed (by registered or certified mail, postage prepaid) as follows:


            (i)  if to Triumph, one copy to:

                 Triumph International Overseas Limited
                 133 Hoi Bun Road
                 7th Floor Piazza Building
                 Kwun Tong, Kowloon
                 Attention:  Mr. W. Engelman/Mr. K.
Haertkorn
                 Facsimile No.:  011-852-2341-9847

                           -and-

                 Triumph International Spiesshofer & Braun
                 Promenadenstrasse 26
                 CH-8437 Zurzach
                 Switzerland
                 Attention:  Mr. Wolfgang Spiesshofer
                 Facsimile No.:  011-4156-499219

                 with a simultaneous copy to:

                 Rubin Baum Levin Constant & Friedman
                 30 Rockefeller Plaza
                 New York, New York  10112
                 Telecopier: (212) 698-7825
                 Attention:  Barry A. Adelman, Esq.

                           (ii) if to Agent or to any
                    Seller, one copy to:

                 Catherine C. Brawer
                 7 Quaker Lane
                 Chappaqua, New York  10514

                 with a simultaneous copy to:

                 Sills Cummis Zuckerman
                 Radin Tischman Epstein
                                  & Gross, P.A.
                 One Riverfront Plaza
                                Newark, New Jersey  07102-
                    5400
                                Telecopier (201) 643-6500
                                Attn:  Michael B. Tischman,
                    Esq.

          (a) Each such notice or other communication shall be effective (i) if given by telecopier, when such telecopy is transmitted to the telecopier number specified in Section
9.1(a) (with confirmation of transmission) or (ii) if given by any other means, when delivered at the address specified in Section 9.1(a). Any party by notice given in accordance with this Section 9.1 to the other party may designate another address (or telecopier number) or person for receipt of notices hereunder. Notices by a party may be given by counsel to such party.


.2       Entire Agreement.  This Agreement (including the
Schedules and Exhibits hereto), as read with the NCC
Purchase Agreement, contain the entire agreement between the parties with respect to the subject matter hereof and related transactions and supersede all prior agreements, written or oral, with respect thereto.


.3       Waivers and Amendments; Non-Contractual Remedies;
Preservation of Remedies. This Agreement may be amended, superseded, cancelled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties hereto or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof. Nor shall any waiver on the part of any party of any such right, power or privilege, nor any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any other such right, power or privilege.
Except as otherwise provided herein, the rights and remedies herein provided are cumulative and are not exclusive of any rights or remedies that any party may otherwise have at law or in equity. The rights and remedies of any party based upon, arising out of or otherwise in respect of any inaccuracy in or breach of any representation, warranty, covenant or agreement contained in this Agreement shall in no way be limited by the fact that the act, omission, occurrence or other state of facts upon which any claim of any such inaccuracy or breach is based may also be the subject matter of any other representation, warranty, covenant or agreement contained in this Agreement (or in any other agreement between the parties) as to which there is no inaccuracy or breach.


.4       Governing Law.  This Agreement shall be governed
and construed in accordance with the laws of the State of New York applicable to agreements made and to be performed entirely within such State, without regard to the conflict of laws rules thereof.


.5       Consent to Jurisdiction and Service of Process.
The parties hereto irrevocably: (a) agree that any suit, action or other legal proceeding arising out of this Agreement may be brought in the courts of the State of New York or the courts of the United States located in New York County, New York, (b) consent to the jurisdiction of each court in any such suit, action or proceeding, (c) waive any objection which they, or any of them, may have to the laying of venue of any such suit, action or proceeding in any of such courts, and (d) waives the right to a trial by jury in any such suit, action or other legal proceeding. Triumph hereby designates and appoints Rubin Baum Levin Constant & Friedman, 30 Rockefeller Plaza, New York, New York 10112 (the "Authorized Agent"), as its agent to accept and acknowledge on its behalf, service of any and all process which may be served in any such suit, action or other proceeding, and agrees that service upon such Authorized Agent shall be deemed in every respect service of process on Triumph or its successors or assigns and, to the extent permitted by applicable law, shall be taken and held to be valid personal service. Triumph represents and warrants that the Authorized Agent has agreed to act as such agent for service of process.


.6       Binding Effect; No Assignment.  This Agreement and
all of its provisions, rights and obligations shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, heirs and legal representatives. This Agreement may not be assigned by a party without the express written consent of the others and any purported assignment, unless so consented to, shall be void and without effect. Nothing herein express or implied is intended or shall be construed to confer upon or to give anyone other than the parties hereto and their respective heirs, legal representatives and successors any rights or benefits under or by reason of this Agreement, and no other person shall have any right to enforce any of the provisions of this Agreement.


.7       Severability.  If any provision of this Agreement
for any reason shall be held to be illegal, invalid or unenforceable, such illegality shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such illegal, invalid or unenforceable provision had never been included herein.


.8       Counterparts.  The Agreement may be executed in any
number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument. This Agreement shall become binding when one or more counterparts hereof, individually or taken together, shall bear the signatures of all of the parties reflected hereon as the signatories.

  IN WITNESS WHEREOF, the undersigned have executed this Stock Sale Agreement as of the date set forth above.

                       BUYER:

                       TRIUMPH INTERNATIONAL OVERSEAS
                         LIMITED

                       By: /s/ Wolfgang Spiesshofer
                                Name: Wolfgang Spiesshofer
                                Title: Director


                       SELLERS:

                       /s/ Catherine C. Brawer
                                Catherine C. Brawer , as
                          Agent


                       /s/ Catherine C. Brawer
                                Catherine C. Brawer


                       ARTICLE 4 TRUST U/W/O BEATRICE COLEMAN
                       F/B/O THE BRAWER FAMILY


                       By:  /s/ Catherine C. Brawer
                                Catherine C. Brawer,
                          Trustee


                       By:  /s/ Elizabeth J. Coleman
                                Elizabeth J. Coleman,
                          Trustee

The undersigned is signing this
Agreement solely to agree to the
provisions of Article IV and Section 5.4 hereof.

MAIDENFORM WORLDWIDE, INC.


By:  /s/ Elizabeth J. Coleman
Name:  Elizabeth J. Coleman
  Title:  Chief Executive Officer
                                                   EXHIBIT A


                      LIST OF SELLERS


Name                     Number of     Allocable
                          Class A      Portion of
                       Shares of MWI    Purchase
                       Common Stock      Price
Catherine C. Brawer        27,256.14    $12,000,000
Article 4 Trust            18,170.76      8,000,000
u/w/o
Beatrice Coleman
f/b/o the
Brawer Family

         TOTAL:            45,426.90    $20,000,000






                         LOAN AGREEMENT



                   Dated as of April 26, 1995


                             among



       MAIDENFORM WORLDWIDE, INC. (a Delaware corporation)
       MAIDENFORM WORLDWIDE, INC. (a New York corporation)
                        MAIDENFORM, INC.
                           BETEX, S.A.
           CREACIONES TEXTILES de MERIDA, S.A. de C.V.
                  ELIZABETH NEEDLE CRAFT, INC.
                    JAMAICA NEEDLECRAFT, LTD.
                 MAIDENFORM INTERNATIONAL, LTD.
                   NICHOLAS NEEDLECRAFT, INC.
                      NCC INDUSTRIES, INC.
                    CRESCENT INDUSTRIES, INC.

                   collectively, the Borrowers

                               and

                      CORESTATES BANK, N.A.
                        NATIONSBANK, N.A.
                  THE CHASE MANHATTAN BANK N.A.
                       NATIONAL CITY BANK
                            NBD BANK
                          COMERICA BANK
                     EUROPEAN AMERICAN BANK
                       UNITED JERSEY BANK


                     collectively, the Banks

                CORESTATES BANK, N.A., the Agent,
                      and the Issuing Bank


                       TABLE OF CONTENTS

                                                                         Page

ARTICLE I
DEFINITIONS AND ACCOUNTING TERMS                                            2
          SECTION 1.1      Certain Defined Terms                            2
          SECTION 1.2      Accounting Terms                                21

ARTICLE II     THE FACILITIES                                              21
          SECTION 2.1      The Facilities                                  21
          SECTION 2.2      The Term Loan.                                  22
          SECTION 2.3      The Revolving Credit                            23
          SECTION 2.4      Making the Advances under the Revolving Credit  25
          SECTION 2.5      Fees                                            27
          SECTION 2.6      Mandatory Prepayment of the Term Loan           28
          SECTION 2.7      Interest Rate Options                           29
          SECTION 2.8      Computation of Interest and Fees                29
          SECTION 2.9      Payments                                        29
          SECTION 2.10     Payment on Non-Business Days                    30
          SECTION 2.11     Reimbursement to Banks for Cost Increases
                           Imposed by Law                                  31
          SECTION 2.12     Reimbursement to Banks for Increased Costs
                           Due to Capital Adequacy Requirements            31
          SECTION 2.13     Illegality                                      32
          SECTION 2.14     Interest and Commissions After Event of Default 32
          SECTION 2.15     Special Provisions for LIBO Loans               32
          SECTION 2.16     Availability of Rate Quotations                 34
          SECTION 2.17     Prepayment                                      34
          SECTION 2.18     Letter of Credit Cash Collateral Account        35
          SECTION 2.19     Letters of Credit                               35

ARTICLE III  CONDITIONS OF LENDING                                         44
          SECTION 3.1    Conditions Precedent to the Initial
                         Advance and Term Loan Disbursement                44
          SECTION 3.2    Conditions Precedent to All Disbursements         50
          SECTION 3.3    Conditions to Issuance of Letters of Credit       50

ARTICLE IV   REPRESENTATIONS AND WARRANTIES                                51
          SECTION 4.1    Existence                                         51
          SECTION 4.2    Authorization                                     51
          SECTION 4.3    Validity                                          52
          SECTION 4.4    Financial Information                             52
          SECTION 4.5    Litigation                                        52
          SECTION 4.6    Contingent Liabilities                            52
          SECTION 4.7    Taxes                                             52
          SECTION 4.8    Encumbrances                                      53
          SECTION 4.9    Consents                                          53
          SECTION 4.10   ERISA                                             53
          SECTION 4.11   Ownership                                         55
          SECTION 4.12   Subsidiaries and Ownership of Stock               55
          SECTION 4.13   Margin Stock                                      55
          SECTION 4.14   Environmental Matters                             55
          SECTION 4.15   Debt and Guarantees                               56
          SECTION 4.16                     Credit Arrangements    56
          SECTION 4.17                       Regulation U, Etc    56
          SECTION 4.18                  Licenses, Permits, Etc    56
          SECTION 4.19                    Compliance with Laws    56
          SECTION 4.20                           Labor Matters    57
          SECTION 4.21         Outstanding Judgments or Orders    57
          SECTION 4.22         No Defaults on Other Agreements    57
          SECTION 4.23      Public Utility Holding Company Act    57
          SECTION 4.24                                Patents.    57
          SECTION 4.25                         Full Disclosure    57

ARTICLE V  COVENANTS OF THE BORROWERS                             58
          SECTION 5.1                          Use of Proceeds    58
          SECTION 5.2                     Financial Statements    58
          SECTION 5.3                                Insurance    60
          SECTION 5.4                                    Taxes    60
          SECTION 5.5                             Encumbrances    60
          SECTION 5.6                     Compliance with Laws    61
          SECTION 5.7     Inspection by Banks; Future Appraisals  61
          SECTION 5.8                                  Reports    61
          SECTION 5.9                                    ERISA    62
          SECTION 5.10                   Environmental Matters    65
          SECTION 5.11                      Nature of Business    66
          SECTION 5.12                            Regulation U    66
          SECTION 5.13                      Disposal of Assets    66
          SECTION 5.14  Loans, Investments, Guarantees and Other
                        Contingent Liabilities                    66
          SECTION 5.15                 Maintenance of Property    67
          SECTION 5.16             Merger; Corporate Structure    67
          SECTION 5.17 Transactions with Affiliates and Subsidiaries 67
          SECTION 5.18                            Quick Ratio.    67
          SECTION 5.19                          Leverage Ratio    67
          SECTION 5.20                      Tangible Net Worth    68
          SECTION 5.21             Fixed Charge Coverage Ratio    68
          SECTION 5.22   Funded Debt to Operating Cash Flow.      69
          SECTION 5.23             Dividends and Distributions    69
          SECTION 5.24                              Other Debt    69
          SECTION 5.25                       Licenses, Permits    70
          SECTION 5.26                             Fiscal Year    70
          SECTION 5.27       Change of Ownership or Management    70
          SECTION 5.28                                    RICO    70
          SECTION 5.29                         Indemnification    70
          SECTION 5.30    Interest Rate Protection Agreements.    71

ARTICLE VI
DEFAULT                                                     71
          SECTION 6.1                        Events of Default    71
                    SECTION 6.2Termination of Commitments; Acceleration     73
          SECTION 6.3                                 Remedies    74

ARTICLE VII
AGENT                                                       74
          SECTION 7.1            Appointment and Authorization    74
          SECTION 7.2                         General Immunity    74
          SECTION 7.3          Consultation with Professionals    75
          SECTION 7.4                                Documents    75
          SECTION 7.5                         Rights as a Bank    75
          SECTION 7.6                  Responsibility of Agent    75
          SECTION 7.7                          Action by Agent    75
          SECTION 7.8         Notices of Event of Default, Etc    76
          SECTION 7.9                 Indemnification of Agent    76
          SECTION 7.10                    Resignation of Agent    76

ARTICLE VIII
MISCELLANEOUS                                               77
          SECTION 8.1           No Waiver; Cumulative Remedies    77
          SECTION 8.2                     Waiver of Jury Trial    78
          SECTION 8.3           Set-Off; Sharing of Recoveries    78
          SECTION 8.4                               Amendments    79
          SECTION 8.5                                  Notices    79
          SECTION 8.6      Exchange of Information among Banks    80
          SECTION 8.7                                Knowledge    80
          SECTION 8.8                    Nature of Obligations    80
          SECTION 8.9                       Costs and Expenses    80
          SECTION 8.10                            Counterparts    81
          SECTION 8.11                          Binding Effect    81
          SECTION 8.12                           Governing Law    81
          SECTION 8.13                                Headings    81
          SECTION 8.14          Participations and Assignments    81
          SECTION 8.15        Borrowers' Replacement of Banks.    82
          SECTION 8.16                               Judgment.    82


Exhibits:

     1.1A      Form of Borrowing Base Certificate
     1.1B      Prior Letters of Credit
     2.1       The Term Loan and the Commitments
     2.2       Form of Term Loan Note
     2.3       Form of Revolving Credit Note
     3.1(B)    Matters covered by Opinion of Counsel
     4.5       Litigation
     4.8       Permitted Encumbrances
     4.9       Consents
     4.10      Employee Benefits Plans
     4.11      Exceptions to Ownership
     4.12      Subsidiaries and Stock Ownership
     4.15      Existing Debt
     4.16      Credit Arrangements
     5.2       Form of Compliance Certificate
     5.14      Investments
     LOAN AGREEMENT, dated as of April 26, 1995, among MAIDENFORM WORLDWIDE, INC. ("Worldwide-NY"), a New York corporation, MAIDENFORM WORLDWIDE, INC. ("Worldwide-DE"), a Delaware corporation, MAIDENFORM, INC. ("Maidenform"), a New York corporation, BETEX, S.A. ("Betex"), a Costa Rican corporation, CREACIONES TEXTILES de MERIDA, S.A. de C.V. ("Creaciones"), a Mexican corporation, ELIZABETH NEEDLE CRAFT, INC. ("Elizabeth"), a New York corporation, JAMAICA NEEDLECRAFT, LTD. ("Jamaica"), a Jamaican corporation, MAIDENFORM INTERNATIONAL, LTD. ("International"), a New York corporation, NICHOLAS NEEDLECRAFT, INC. ("Nicholas"), a New York corporation, NCC INDUSTRIES, INC. ("NCC"), a Delaware corporation, CRESCENT INDUSTRIES, INC. ("Crescent"), a Delaware corporation (Worldwide-DE, Worldwide-NY, Maidenform, Betex, Creaciones, Elizabeth, Jamaica, International, Nicholas, Crescent and NCC are each hereinafter referred to as a "Borrower" and collectively as the "Borrowers"), CORESTATES BANK, N.A. ("CoreStates"), a national banking association, NATIONSBANK, N.A. ("Nationsbank"), a national banking association, THE CHASE MANHATTAN BANK N.A. ("Chase"), a national banking association, NATIONAL CITY BANK ("City"), a national banking association, NBD BANK ("NBD"), a Michigan banking corporation, COMERICA BANK ("Comerica"), a Michigan banking corporation, EUROPEAN AMERICAN BANK ("EAB"), a New York banking corporation and UNITED JERSEY BANK ("UJB"), a New Jersey banking corporation (CoreStates, Chase, City, NBD, Comerica, EAB, UJB and Nationsbank are hereinafter each referred to as a "Bank", and collectively as the "Banks"), CoreStates, as agent for the Banks (CoreStates, in such capacity, and any successor agent shall be hereinafter referred to as the "Agent"), and CoreStates, as issuing bank for the Letters of Credit (CoreStates, in such capacity and any successor issuing bank shall be referred to as the "Issuing Bank").

                           BACKGROUND

     The Borrowers are engaged in the design, manufacture, distribution and sale of women's intimate apparel. The Borrowers have requested that the Banks provide to the Borrowers the Term Loan and the Revolving Credit (as those terms are hereinafter defined) and the Banks have agreed to provide the Term Loan and the Revolving Credit on the terms and conditions herein contained. The purposes of the Term Loan and the Revolving Credit are to finance a portion of the purchase price for the acquisition of 92.389% of the outstanding shares of NCC by Worldwide-DE or Maidenform on or about the Closing Date, to finance the acquisition of the remaining outstanding shares of NCC by Worldwide-DE or Maidenform after the Closing Date, to finance the fees relating to such transaction, to refinance long term debt, to refinance existing short term debt, to finance working capital, to provide Letters of Credit (as such term is hereinafter defined) and for general corporate purposes.


                           ARTICLE I

                DEFINITIONS AND ACCOUNTING TERMS

1              Certain Defined Terms.  As used in this Agreement,
the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

     "Accounts" has the meaning given to such term in the Pennsylvania Uniform Commercial Code as in effect on the date hereof.

     "Adjusted Base Rate" means the Base Rate plus the Applicable
Margin. The Adjusted Base Rate shall change simultaneously with each change in the Base Rate.

     "Adjusted Earnings" at any time means the Borrowers' net income
(without giving effect to either extraordinary income or extraordinary losses and without giving effect to (a) the one-time charge, not to exceed XXXXXXXXXXXXX accrued in the second quarter of 1995 in connection with XXX XXXXXXXXXXXXXX XXXXXXXXXXXXX, or (b) a one-time charge, not to exceed XXXXXXXXXXXXX, which the Borrowers may accrue in connection with XXX XXXXXXXX XXXXXXX XX XXX XXXXX XX XXXXXXXX
XXXXXX XXXXXX XXXXXXX) before income taxes for the previous twelve (12) month period determined (i) based on the Combined Pro
Forma for that portion of such twelve month period, if any, occurring prior to the date of this Agreement, and (ii) otherwise on a Consolidated basis (but expressly excluding any net amounts accrued under FASB 87) plus (A) interest, depreciation, amortization, and payments made under operating leases during such period, minus (B) Capital Expenditures during such period.

     "Adjusted LIBO Rate" means the LIBO Rate plus the Applicable
Margin.

     "Advance" has the meaning given to such term in Section 2.1 hereof.

     "Affiliate" of a Borrower means any Person, except for any Subsidiary of such Borrower, directly or indirectly controlling or controlled by or under direct or indirect common control with such Borrower. For the purposes of this definition, "control" when used with respect to any Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have the meanings correlative to the foregoing. In addition, Triumph and its Affiliates shall be deemed Affiliates of the Borrowers if and when Triumph or any of its Affiliates would constitute Affiliates of the Borrowers under the first two sentences of this definition.

     "Agent" has the meaning given to such term in the introductory paragraph hereof.

     "Agent's Fee" has the meaning given to such term in Section
2.5(B) hereof.

     "Agreement" means this Loan Agreement, as such document may be modified or amended from time to time.

     "Amount of Unfunded Benefit Liabilities" has the meaning given to such term in 4001(a)(18) of ERISA.

     "Applicable Margin" means for Revolving Credit Base Rate Tranches, 0.50% per annum, for Revolving Credit LIBO Rate Tranches, 2.25% per annum, for Term Loan Base Rate Tranches, 1.50% per annum, and for Term Loan LIBO Rate Tranches, 3.25% per annum, provided that from and after March 31, 1996, the foregoing shall continue in effect unless otherwise specified in accordance with the table and text below:

With respect to the Revolving Credit:

If Fixed Charge Coverage                               Then Applicable Margin is
Ratio is:                If the Leverage Ratio is:     Base Rate Tranches:       LIBO Rate Tranches:

1.25 or greater   and          0.60 or less                 0%                    1.75%

              UNLESS:
1.50 or greater   and          0.55 or less             (.25%)                    1.50%

              UNLESS:
2.25 or greater   and          0.50 or less             (.50%)                    1.25%


With respect to the Term Loan:

If Fixed Charge Coverage                               The Applicable Margin is
Ratio is:                  If the Leverage Ratio is:     Base Rate Tranches:     LIBO Rate Tranches:

1.25 or greater   and          0.60 or less             1.00%                      2.75%

              UNLESS:
1.50 or greater   and          0.55 or less              .75%                      2.50%

              UNLESS:
2.25 or greater  and           0.50 or less              .50%                      2.25%

The calculation of the Applicable Margin pursuant to the above table shall be made quarterly, commencing with the fiscal quarter ending March 31, 1996, for the immediately preceding twelve month period, and shall be based upon the Consolidated balance sheet and income statement of the Borrowers for such period, provided that for calculations made for any period which includes any time prior to the Closing Date, such calculation shall also be based on the portion of the Combined Pro Forma relating to such period prior to the Closing Date. In the event that the Applicable Margin changes, such change shall become effective, for all Loans then existing or thereafter made, as of the first day of the month immediately following the month in which the Borrowers' quarterly financial statements are delivered to Agent except that the Applicable Margin, once reset, shall remain in effect for not less than ninety (90) days.

     "Bank" and "Banks" have the meanings given to such terms in the introductory paragraph hereof.

     "Base Rate" means at any time the higher of (A) Federal
Funds Rate plus one-half percent (1/2%), or (B) the Prime Rate.

     "Base Rate Loan" means each Revolving Credit Base Rate
Tranche and each Term Loan Base Rate Tranche.

     "Betex" has the meaning given to such term in the introductory paragraph hereof.

     "Borrower and "Borrowers" have the meanings given to such terms in the introductory paragraph hereof.

     "Borrowing Base" at any time, means the sum of (A) 80% of Eligible Accounts plus (B) 50% of Eligible Inventory.

     "Borrowing Base Certificate" means a certificate of the Borrowers in the form attached hereto as Exhibit 1.1A and made a part hereof.

     "Business Day" means any day other than a Saturday, Sunday, or other day on which commercial banks in Philadelphia, Pennsylvania, Detroit, Michigan, Princeton, New Jersey, Charlotte, North Carolina, or New York, New York are authorized or required to close under the laws of the Commonwealth of Pennsylvania, the State of New York, the State of Michigan, the State of New Jersey or State of North Carolina.

     "Capital Asset" means any property or asset (real, personal or mixed, tangible or intangible) which is of a kind subject to an allowance for depreciation or amortization under GAAP.

     "Capital Expenditures" means any expenditures made or cost incurred by any Borrower whether paid or due and owing, for the acquisition, purchase, alteration or improvement of any Capital Asset under GAAP, excluding expenditures for assets acquired or created by virtue of the purchase of NCC stock by Maidenform or Worldwide-DE (including, without limitation, by virtue of the financing of such purchase), however reflected on Borrowers' Financial Statements.

(B) marketable direct obligations issued or unconditionally guaranteed by the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, or the Commonwealth of Puerto Rico in each case maturing within one year from the date of acquisition thereof, (B) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within one year from the date of acquisition thereof and, at the time of acquisition, having the highest rating obtainable from either Standard & Poor's Corporation or Moody's Investors Service, Inc., (C) commercial paper maturing no more than one year from the date of creation thereof and, at the time of acquisition, having the highest rating obtainable from either Standard & Poor's Corporation or Moody's Investors Service, Inc., (D) certificates of deposit, demand accounts or bankers' acceptances maturing within one year from the date of acquisition thereof issued by any Bank or commercial banks organized under the laws of the United States of America or any state thereof, the District of Columbia or the Commonwealth of Puerto Rico, each having combined capital and surplus of not less than $500,000,000.00, and (E) repurchase agreements and reverse repurchase agreements with securities dealers of recognized national standing relating to any of the obligations referred to in the foregoing clause (A); provided that the terms of such agreement comply with the guidelines set forth in the Supervisory Policy; and further provided that possession or control of the underlying securities is established as provided in the Supervisory Policy.

     "CERCLA" means the federal Comprehensive Environmental
Response, Compensation, and Liability Act, as amended from time to time.

     "Chase" has the meaning given to such term in the introductory paragraph hereof.

     "City" has the meaning given to such term in the introductory paragraph hereof.

     "Closing Date" means the date on which all of the conditions precedent contained in Section 3.1 are satisfied.

     "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     "Collateral" means all property of the Borrowers which may serve as collateral for any of the Liabilities under the Security
Documents or otherwise.

     "Collateral Agent" means CoreStates in its capacity as Collateral Agent under and in accordance with the Intercreditor
Agreement.

     "Collateral Assignments" has the meaning given to such term in Section 3.1(J) hereof.

     "Combined Pro Forma" means the pro forma financial statements prepared by the Borrowers and delivered and to be delivered to the Agent and the Banks pursuant to Section 3.1 and
Section 5.2, which restate the financial condition of the Borrowers for the five fiscal quarters prior to the fiscal quarter in which this Agreement is executed and for the "stub" period from April 1, 1995 to the Closing Date, by combining, using GAAP standards of combination, the Financial Statements for such periods with the financial statements of NCC and its Affiliates for such periods as reflected on NCC's Form 10Q's and Form 10K's as filed with the Securities and Exchange Commission for the periods ending on or before March 31, 1995, and financial statements performed for NCC for the period from April 1, 1995 to the Closing Date.

     "Comerica" has the meaning given to such term in the introductory paragraph hereof.

     "Commitment" has the meaning given to such term in Section
2.1 hereof.

     "Commitment Fee" has the meaning given to such term in
Section 2.5(A) hereof.

     "Consolidated" refers to the consolidation of the accounts of the Borrowers in accordance with GAAP, including principles of consolidation.

     "Consolidating" refers to the separation of the accounts of the Borrowers in accordance with GAAP.

     "Controlled Group" means a group of employers, of which any Borrower is a member and which group constitutes:

          (C) a controlled group of corporations (as defined in 414(b) of the Code and the Department of the Treasury regulations thereunder); or

          (D) trades or businesses (whether or not incorporated) which are under common control (as defined in 414(c) of the Code and the Department of the Treasury regulations thereunder); or

          (E) trades or businesses (whether or not incorporated) which constitute an affiliated service group (as defined in 414(m) of the Code and the Department of the Treasury regulations thereunder); or

          (F) any other entity required to be aggregated with any Borrower pursuant to 414(o) of the Code and the Department of the Treasury regulations thereunder.

     "CoreStates" has the meaning given to such term in the introductory paragraph hereof.

     "Creaciones" has the meaning given to such term in the introductory paragraph hereof.

     (H) the Borrowing Base plus the Overadvance, or (B) the aggregate of the Banks' Commitments.

     "Credit Obligation" means any obligation for the payment of interest on or principal of borrowed money or other interest-bearing debt (whether or not the instrument or agreement evidencing such debt designates as "interest" payments in excess of the original principal amount of such debt), or obligation under any capital lease, or the installment purchase price of property, or any obligation in respect of banker's acceptances, other acceptances, letters of credit on which a draw has been made, or other instruments serving a similar function issued or accepted by financial institutions for the account of any Borrower (whether or not incurred in connection with the borrowing of money), and shall include, without limitation, the Private Placement and the Subordinated Debt.

     "Crescent" has the meaning given to such term in the introductory paragraph hereof.

     "Current Assets" means all assets of the Borrowers on a Consolidated basis that would, in accordance with GAAP, be classified as current assets of the Borrowers on a Consolidated basis.

     "Current Liabilities" means all liabilities of the Borrowers on a Consolidated basis that would, in accordance with GAAP, be classified as current liabilities of the Borrowers on a Consolidated basis, including without limitation the Revolving Credit and the current portion of the Term Loan, but excluding the Subordinated Debt.

     "Current Maturities" means those portions of Credit Obligations of the Borrowers (other than Subordinated Debt), including without limitation capital leases and the Term Loan (excluding amounts payable on the Term Loan solely by virtue of the Borrower's Net Cash Flow), that are payable within one year.

     "Defined Benefit Pension Plan" means a defined benefit plan
(other than a Multiemployer Plan) as defined in 3(35) of ERISA, subject to Title IV of ERISA.

     "Defined Contribution Plan" means an individual account plan as defined in 3(34) of ERISA.

     "Delinquent Purchaser" means a Purchaser more than 50% of whose aggregate Account indebtedness to Domestic Borrowers fails the test for Eligible Accounts set out in clause (J) of that definition.

     "Documentary Letters of Credit" means one or more letters of credit issued by the Issuing Bank for the account of a Borrower in accordance with the provisions of Section 2.19 in order to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by such Borrower.

     "Dollars" and the "$" mean lawful money of the United States of America.

     "Domestic Borrower" means Worldwide-DE, Worldwide-NY,
Crescent, Elizabeth, International, Nicholas, NCC and Maidenform or any of them.

     "EAB" has the meaning given to such term in the introductory paragraph hereof.

     "Effective Date" means, for LIBO Loans, the date a Borrower designates as the date on which a LIBO Interest Period is to commence pursuant to Article II hereof.

         (J) the Account is lawfully owned by a Domestic Borrower free and clear of all liens, security interests or prior assignments except as set forth in subsection (B) hereof, and such Borrower has the right of assignment thereof and the power to grant a security interest therein; (B) the Account is subject to a first priority perfected security interest in favor of the Collateral Agent; (C) the Account is valid and enforceable, representing the undisputed indebtedness of a Purchaser to a Domestic Borrower provided that if the Account is subject to any defense, set-off, counter-claim, credit, allowance or adjustment, only that portion of the Account, if any, not so subject and otherwise eligible shall be included as an Eligible Account; (D) the Purchaser has accepted the goods, the sale of which to such Purchaser has given rise to the Account provided that if any part of the goods the sale of which has given rise to an Account have been returned, rejected, lost or damaged, only that part of the Account, if any, representing the sale of goods not so returned, rejected, lost or damaged, and otherwise eligible, shall be included as an Eligible Account; (E) if the Account arises from the sale of goods, such sale was an absolute sale and not on consignment or on approval or on a sale-or-return basis nor subject to any other repurchase or return agreements, and such goods have been shipped to the Purchaser; (F) if the Account arises from the performance of services, such services have actually been performed; (G) the Account arose in the ordinary course of a Domestic Borrower's business; (H) no notice of the bankruptcy, receivership, reorganization, or insolvency of the Purchaser owing such Account has been received by the Agent, any Bank or any Borrower unless the Agent determines in its sole discretion that the Purchaser's ability to pay such Account is not compromised by such bankruptcy, receivership, reorganization or insolvency because of post petition financing, collateral or other adequate support for such payment; (I) an invoice has been sent to the Purchaser for such Account; (J) the Account has remained unpaid for less than 60 days from the due date and less than 120 days from the date of the initial invoice for such Account; (K) the Purchaser is not the United States Federal government or any United States Federal governmental agency except to the extent (1) such agency and the Account are subject to the Federal Assignment of Claims Act, and (2) such Account has been assigned to Collateral Agent and notice has been given thereof under the Federal Assignment of Claims Act, provided however that up to Two Million Dollars ($2,000,000.00) of otherwise Eligible Accounts owing from the United States Federal government or governmental agency thereof shall be deemed Eligible Accounts notwithstanding their failure to satisfy conditions (1) and/or (2) in this clause (K); (L) the Account is not owed by a Purchaser who is, and does not arise out of transactions between a Borrower and (1) a non-United States government, governmental agency or government-controlled business, (2) a Person who is not subject to the jurisdiction of the court system of the United States and any state of the United States or Canada, or (3) a Person who does not maintain in the United States or Canada an office to which such Account is invoiced, unless the payment of such Account is secured by a letter of credit opened or confirmed by a national bank or other bank incorporated under the laws of a state of the United States or similar credit support in form and amount, and with terms acceptable to the Agent in its sole discretion, which has been assigned to the Collateral Agent pursuant to the Security Documents unless, in any such case, the Purchaser is Triumph, Triumph's parent corporation or one of Triumph's direct Subsidiaries and the Agent determines, and so notifies the Borrowers in writing, that the Purchaser is sufficiently credit-worthy taking into account the aggregate amount of the Accounts owed by such Purchaser and such other factors as the Agent may determine; (M) the Purchaser for such Account has not submitted a medium of payment therefor which has been returned uncollected for any reason; (N) the Purchaser owing such Account is not an Affiliate of any Borrower; (O) such Account is not a contra Account; (P) such Account is not owed by a Delinquent Purchaser; and (Q) such Account is otherwise acceptable to the Agent in its reasonable discretion.

       (L) is lawfully owned by a Domestic Borrower; (B) conforms in all respects to the representations and warranties relating thereto contained in the Security Agreement; (C) is in good condition and repair and is not damaged, outdated or obsolete or otherwise deemed unsalable by the Agent in its reasonable judgment; (D) with respect to finished goods, is held for sale in the ordinary course of business of such Borrower as conducted on the date hereof; (E) is not being held on consignment; (F) is not subject to a security interest other than a security interest in favor of the Collateral Agent; and (G) is otherwise acceptable to the Agent in its reasonable judgment.

     "Elizabeth" has the meaning given to such term in the introductory paragraph hereof.

     "Employee Benefit Plan" has the meaning given to such term in 3(3) of ERISA.

     "Environmental Indemnity" has the meaning given to such term in Section 3.1(K) hereof.

     "Environmental Law" means any federal, state, or local statute, law, ordinance, regulation, rule, standard, permit or requirement, including but not limited to those statutes, ordinances, laws, regulations, rules, standards, permits and requirements promulgated under the laws of the United States of America or any other nation, concerning or relating to the protection of health and the environment.

     "ERISA" means the Employee Retirement Income Security Act of
1974, as amended from time to time, and the regulations thereunder.

                 (N)      any category of liabilities which
includes deposits by reference to which the LIBO Interest Rate for LIBO Loans is to be determined or (B) any category of extension of credit or other assets that include LIBO Loans.

     "Event of Default" has the meaning given to such term in
Section 6.1 hereof.

     "Facilities" means, collectively, the Term Loan and the Revolving Credit.

     "Facility Fee" has the meaning given to such term in Section
2.5(C) hereof.

     "Federal Funds Rate" means for each day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) which is the weighted average of the rates on overnight federal funds transactions arranged on such day by federal funds brokers, computed and released by the Federal Reserve Bank of New York (or any successor).

     "Fees" means all payments except for interest and principal which the Borrowers are required to make to the Agent, the Issuing Bank, and/or the Banks hereunder and shall include, without limitation, amounts owing in connection with any prepayment under any LIBO Loan, the Commitment Fee, the Agent's Fee, the Facility Fee, any fees associated with the issuance of any Letter of Credit or otherwise required under Section 2.19 hereof, the costs of hedging and any amounts payable pursuant to
Section 8.9.

     "Financial Statements" means an audited Consolidated balance sheet, statement of income and retained earnings, statement of cash flows and statement of changes in stockholder's equity, together with all notes pertaining thereto, and an audited Consolidating balance sheet, statements of income and retained earnings, all as at and for a designated period and all in accordance with GAAP and any other statements that the Borrowers may be required to deliver and, with respect to fiscal year periods ending prior to the date this Agreement is executed, the portion of the Combined Pro Forma applicable thereto.

     "Fixed Charge Coverage Ratio" means at any time the ratio of
(A) Adjusted Earnings to (B) Fixed Charges.

     (P) amounts paid over the prior twelve (12) months by the Borrowers (determined on a Consolidated basis for quarters commencing with the quarter ending September 30, 1995, determined with reference to the Combined Pro Forma for quarters ending prior to the date hereof, and determined on a Consolidated basis and with reference to the Combined Pro Forma for the quarter ending June 30, 1995) under operating leases, whether characterized as rents or otherwise (other than payments under such leases in respect of insurance, real estate taxes, utilities, maintenance or similar charges, and additional rentals, in excess of the minimum based on percentage of sales), interest in connection with any Credit Obligation (including without limitation the Revolving Credit and the Term Loan but excluding the Subordinated Debt), and the cash payments, consistent with the one-time charge accrued in the second quarter of 1995, in connection with the retirement of Robert Brawer, and
(B) Current Maturities.

     "Florida Mortgage" has the meaning given to such term in
Section 3.1(G) hereof.

     "Florida Property" has the meaning given to such term in
Section 3.1(G) hereof.

       (R) all Credit Obligations (including without limitation the Term Loan and the Revolving Credit but excluding the Subordinated Debt) which have a final maturity of one or more years from the date of origination, (B) the maximum aggregate liability under all guarantees other than guarantees of the tenant's obligations to pay rent and operating expenses under operating leases, (C) the indebtedness attributed to all capitalized leases, and (D) short term indebtedness (other than the Subordinated Debt) which has not been paid in full for a period of 60 consecutive days or more during the immediately previous four fiscal quarters.

     "GAAP" means generally accepted accounting principles in the United States in effect from time to time as promulgated in statements, opinions and pronouncements by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and any successor entities consistently applied; provided however that for the purposes of the calculation of (A) the financial covenants set forth in Article V hereof, and (B) the Applicable Margin, FASB 109 shall not be given effect.

     "Governmental Approvals" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to all governmental bodies.

     "Guaranties" has the meaning given to such term in Section
5.14 hereof.

     "Individual Loans" has the meaning given to such term in
Section 5.14 hereof.

     "Intercreditor Agreement" has the meaning given to such term in Section 3.1(O) hereof.

     "Interest Period" means a LIBO Interest Period or any period during which the Interest Rate is the Adjusted Base Rate, as appropriate.

     "Interest Rate" means the Adjusted LIBO Rate or the Adjusted
Base Rate, as appropriate.

     "Interim Financial Statements" means an unaudited Consolidated balance sheet, statement of income and retained earnings, statement of cash flows all as, at and for a designated period, and, with respect to interim periods ending prior to the date this Agreement is executed, the portion of the Combined Pro Forma applicable thereto, and all in accordance with GAAP subject only to usual year-end adjustments and the absence of footnotes.

     "International" has the meaning given to such term in the introductory paragraph hereof.

     "Inventory" has the meaning given to such term in the Pennsylvania Uniform Commercial Code as in effect on the date hereof.

     "Issuing Bank" has the meaning given to such term in the introductory paragraph hereof.

     "Jamaica" has the meaning given to such term in the introductory paragraph hereof.

     "Letter of Credit" means one of the Standby Letters of Credit and/or Documentary Letters of Credit issued by the Issuing
Bank or any of the Prior Letters of Credit.

     "Letter of Credit Cash Collateral Account" has the meaning given to such term in Section 2.18 hereof.

     "Letter of Credit Documents" means the documents and instruments required by the Issuing Bank to be executed by the Borrowers in connection with the issuance of Letters of Credit.

(a) the date on which the Letter of Credit is returned to Issuing Bank, undrawn, for cancellation, or (b) that date which is thirty (30) Business Days after the expiration date thereof.

     "Letter of Credit Sublimit" means the least of (A) the aggregate Commitments, (B) $5,000,000.00 or (C) such lesser amount as reduced by the Borrowers pursuant to Section 2.3(c) hereof.

     "Leverage Ratio" means at any time the ratio of (A) Funded
Debt to (B) Tangible Net Worth plus Funded Debt.

     "LIBO Interest Period" means for each LIBO Loan a period of time, beginning on an Effective Date, of one, two, three or six months in length (as such periods are commonly used), selected by a Borrower by telephone or in writing (and if by telephone, confirmed by such Borrower promptly thereafter in writing), during which the Interest Rate is the Adjusted LIBO Rate. If a LIBO Interest Period would otherwise end on a day that is not a Business Day, such LIBO Interest Period shall be extended to the next Business Day, unless such Business Day would fall in the next calendar month, in which event such LIBO Interest Period shall end on the immediately preceding Business Day.

     "LIBO Loan" means each Revolving Credit LIBO Rate Tranche and each Term Loan LIBO Rate Tranche.

     "LIBO Rate" means, for each LIBO Loan, the rate per annum
(rounded upwards, if necessary, to the nearest 1/16th of 1%) determined by the Agent according to the following formula:

               R =   X
                    1-Y

        where  R = LIBO Rate
               X = London Interbank Offered Rate for such
                   LIBO Loan for the applicable LIBO
                   Interest Period
               Y = Eurocurrency Reserve Requirement for such
                   LIBO Loan for the applicable LIBO
                   Interest Period

     "Loan Documents" means the documents associated with this transaction, including but not limited to this Agreement, the Notes, the Intercreditor Agreement, the Environmental Indemnity, the Protection Agreements, and the Security Documents.

     "Loans" means all Advances under the Revolving Credit and the Term Loan.

     "London Business Day" means any Business Day on which commercial banks are open for international business (including dealing in Dollar deposits) in London, England, Philadelphia, Pennsylvania and New York, New York.

     "London Interbank Offered Rate" applicable to any elected LIBO Interest Period for a LIBO Loan means the rate per annum (rounded upwards, if necessary, to the nearest 1/16th of 1%) quoted at approximately 11:00 a.m. London time, by the principal London branch of the Agent two London Business Days prior to the first day of such LIBO Interest Period for the offering to leading banks in the London interbank market of Dollar deposits in immediately available funds for a period, and in an amount, comparable to the LIBO Interest Period and principal amount of the LIBO Loan which shall be outstanding during such LIBO Interest Period.

     "Maidenform" has the meaning given to such term in the introductory paragraph hereof.

     "Majority Banks" means those Banks which are then in compliance with their obligations hereunder holding not less than 66-2/3% of the outstanding principal amount of the aggregate
Loans of those Banks which are then in compliance with their obligations hereunder.

     "Margin Stock" has the same meaning that Regulation U of the Board of Governors of the Federal Reserve System gives to that term.

     "Maturity Date" means March 31, 2001.

     "Mortgages" means the Florida Mortgage, the New York
Mortgage and the North Carolina Mortgage.

     "MPPAA" means Multiemployer Pension Plan Amendments Act of
1980, as amended from time to time.

     "Multiemployer Plan" has the meaning given to such term in 4001(a)(3) of ERISA.

     "Nationsbank" has the meaning given to such term in the introductory paragraph hereof.

     "NBD" has the meaning given to such term in the introductory paragraph hereof.

     "NCC" has the meaning given to such term in the introductory paragraph hereof.

      (T) cash used in the Borrowers' investing activities provided such activities are consistent with that described in the Borrowers' Financial Statements for fiscal year 1994 (other than cash expended for assets acquired or created by virtue of the purchase of NCC stock by Maidenform or Worldwide-DE), (B) cash used to retire long term debt (other than Subordinated Debt and principal payments on the Revolving Credit) all as determined for the Borrowers for the preceding fiscal year period and (C) cash payments made by the Borrowers to Sidney Goldberg, Edward Goldberg and Ellen Goldberg pursuant to consulting agreements and non-competition agreements with each of the above each dated February 18, 1992.

     "New York Mortgage" has the meaning given to such term in
Section 3.1(H) hereof.

     "New York Property" has the meaning given to such term in
Section 3.1(H) hereof.

     "Nicholas" has the meaning given to such term in the introductory paragraph hereof.

     "North Carolina Mortgage" has the meaning given to such term in Section 3.1(I) hereof.

     "North Carolina Property" has the meaning given to such term in Section 3.1(I) hereof.

     "Noteholders" means the holders of the Private Placement
Notes, which, as of the date hereof, are Massachusetts Mutual
Life Insurance Company, Principal Mutual Life Insurance Company and TMG Life Insurance Company.

     "Notes" means the Revolving Credit Notes and the Term Loan
Notes.

     "Offshore Borrower" means Betex, Creaciones and Jamaica or any of them.

     "Offshore Loans" has the meaning given to such term in
Section 5.14 hereof.

     "Offshore Tangible Net Worth" means without duplication (A) the amount by which aggregate tangible assets of the Offshore Borrowers on a Consolidated basis exceed the sum of (i) total liabilities of the Offshore Borrowers on a Consolidated basis, plus (ii) all obligations of the Offshore Borrowers on a Consolidated basis with respect to contingent liabilities not otherwise included in (i) above, minus (B) the sum of the Offshore Borrowers' (i) loans to or interest or investments in Triumph, Affiliates, joint ventures or partnerships, (ii) investments in equity securities of companies if such securities are not traded on a national securities exchange or in the National Market System of the NASDAQ, and (iii) investments in other securities which do not have an investment grade rating of Baa or higher by Moody's Investors Service, Inc. or BBB or higher by Standard and Poor's Corporation, but only the extent that the assets described in clauses (i), (ii), or (iii) otherwise constitute tangible assets according to GAAP.

     "Operating Cash Flow" means net income from operations (without giving effect to either extraordinary income or extraordinary losses, or the one-time charge not to exceed XXXXXXXXXXXXX, accrued in the second quarter of 1995 in connection with XXX XXXXXXXXXX XX XXXXXX XXXXXX, or a one-time charge, not to exceed XXXXXXXXXXXXX, which the Borrowers may accrue in connection with XXX XXXXXXXX XXXXXXX XX XXX XXXXX XX XXXXXXXX XXXXXX XXXXXX XXXXXXX, and expressly excluding any net amounts accrued under FASB 87) of the Borrowers for the previous twelve (12) month period (determined on a Consolidated basis for quarters commencing with the quarter ending September 30, 1995, determined with reference to the Combined Pro Forma for quarters ending prior to the date hereof, and determined on a Consolidated basis and with reference to the Combined Pro Forma for the quarter ending June 30, 1995) before income taxes, plus depreciation, amortization and interest expense.

     "Other Currency" has the meaning given to such term in
Section 8.16 hereof.

     "Overadvance" means an amount, not to exceed One Million Dollars ($1,000,000.00) by which the aggregate amount of outstanding Advances plus the Letter of Credit Liability exceeds the Borrowing Base, provided that the Overadvance shall be zero for the two calendar month period following any calendar month during which at any time the amount outstanding under the Revolving Credit plus the Letter of Credit Liability exceeds the Borrowing Base.

     "Participant Bank" means any bank to which a Bank has sold a participation in the Loans under Section 8.14 hereof.

     "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

     "Person" means any individual, corporation, partnership, joint venture, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     (V) a Defined Benefit Pension Plan or Defined Contribution Plan maintained for employees of a Borrower or any member of any Borrower's Controlled Group, or (B) any other Employee Benefit Plan (other than a Multiemployer Plan) maintained for employees of a Borrower or any member of any Borrower's Controlled Group for which the Borrowers' total potential liability is likely to have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

     "Pledge Agreement" has the meaning given to such term in
Section 3.1(L) hereof.

     "Prime Rate" means for each day, the rate of interest for loans established and publicly announced by the Agent from time to time as its prime rate as in effect on such day. The Prime Rate is not necessarily the lowest rate of interest which the Agent charges any of its customers.

     "Prior Letters of Credit" means letters of credit outstanding on the date hereof issued by the Issuing Bank and listed on Exhibit 1.1B attached hereto and made a part hereof.

     "Private Placement" means those certain loans to the Borrowers in the original aggregate amount of $30,000,000.00 made by the Noteholders pursuant to amended and restated note purchase agreements dated as of April 1, 1995.

     "Private Placement Notes" means the notes issued by the Borrowers in the original principal amount of $30,000,000 pursuant to the Private Placement, becoming due on September 30, 2003.

     "Proceeds" has the meaning given to such term in the Pennsylvania Uniform Commercial Code as in effect on the date hereof.

     "Prohibited Transaction" has the meaning given to such term in 406 of ERISA, 4975(c) of the Code and any Treasury regulations issued thereunder.

     "Properties" means the Florida Property, the New York
Property, and the North Carolina Property.

     "Pro Rata Share" of a Bank means such Bank's pro rata percentage of the Loans as set forth on Exhibit 2.1 hereof.

     "Protection Agreements" means (a) any interest rate protection agreements entered into with respect to not more than $50,000,000.00 in principal for a term not exceeding the Maturity Date, provided that the Borrowers' obligations thereunder shall be limited to not more than $5,000,000.00 in the aggregate, and
(b) foreign currency exchange agreements with a maximum aggregate exposure at any one time not exceeding $5,000,000.00 and for a maximum term not exceeding 180 days, entered into between any Borrower and any Bank in the ordinary course of such Borrower's business and not for speculation.

     "Purchaser" means a buyer of goods from a Borrower, or a customer for whom services have been rendered or materials furnished by a Borrower.

     (X)   Current Assets less Inventory to (B) Current
Liabilities.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as amended or supplemented from time to time.

     "Reimbursement Date" has the meaning given to such term in
Section 2.19(E).

     "Reportable Event" has the meaning given to such term in 4043(b) of ERISA, but does not include any event to which the provision of 30 days notice to the PBGC is waived under applicable regulations unless the Borrowers' potential liability therefor is likely to have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

     "Restricted Loans" has the meaning given to such term in
Section 5.14 hereof.

     "Revolving Credit" means the credit facilities being extended by the Banks to the Borrowers pursuant to Section 2.3 hereof.

     "Revolving Credit Base Rate Tranche" means any portion of the Revolving Credit to which the Adjusted Base Rate is applicable.

     "Revolving Credit LIBO Rate Tranche" means any portion of the Revolving Credit to which the Adjusted LIBO Rate applies having the same LIBO Interest Period.

     "Revolving Credit Notes" has the meaning given to such term in Section 2.3 hereof.

     "Revolving Credit Tranches" means the Revolving Credit Base
Rate Tranches and the Revolving Credit LIBO Rate Tranches.

     "RICO"  means the Racketeer Influenced and Corrupt
Organization Act, as amended by the Comprehensive Act of 1984, 18
U.S.C. 1961-68.

     "Security Agreement" has the meaning given to such term in
Section 3.1(P) hereof.

     "Security Documents" means the Collateral Assignments, the Security Agreement, the Mortgages, the Pledge Agreement, the Trademark Agreement, any financing statements executed in connection herewith and all other documents delivered to the Collateral Agent in accordance with the Security Agreement.

     "Standby Letters of Credit" means one or more standby letters of credit issued by the Issuing Bank for the account of a Borrower or any Borrowers in accordance with the provisions of
Section 2.19.

     "Subordinated Debt" means indebtedness of any Borrower under that certain note dated April 26, 1995 in the principal amount of $2,538,896.00 payable to the Estate of Beatrice Coleman, which by its terms is subordinated in right of payment to the Banks and the Noteholders on terms satisfactory to the Agent.

     "Subsidiary" means any corporation or other entity, more than 50% of the voting capital stock, partnership or other ownership interests of which is owned, directly or indirectly, by any Borrower.

     "Supervisory Policy" means the Federal Financial
Institutions Examination Council Supervisory Policy-Repurchase
Agreements of Depository Institutions with Security Dealers and
Others as adopted by the Comptroller of the Currency on October 31, 1985.

     "Tangible Assets" means all assets of the Borrowers on a Consolidated basis that would, in accordance with GAAP, be classified as tangible assets of the Borrowers on a Consolidated basis.

     (Z) the amount by which Tangible Assets exceed Total Liabilities, minus (B) the sum of the Borrowers' and any Subsidiaries' (1) loans to or interests or investments in any joint ventures or partnerships (except for joint ventures or partnerships solely with Triumph and/or any corporation or other entity, more than 50% of the voting equity interest of which is owned directly by Triumph), (2) investments in equity securities of companies if such securities are not traded on a national securities exchange or in the National Market System of the NASDAQ, and (3) investments in other securities which do not have an investment grade rating of Baa or higher by Moody's Investors Service, Inc. or BBB or higher by Standard and Poor's Corporation but only to the extent that the assets described in clauses (1),
(2) and (3) otherwise constitute Tangible Assets according to GAAP, plus (C) Subordinated Debt.

     "Term Loan" has the meaning given to such term in Section
2.2(A) hereof.

     "Term Loan Base Rate Tranche" means each portion of the Term
Loan to which the Adjusted Base Rate is applicable.

     "Term Loan LIBO Rate Tranche" means each portion of the Term
Loan to which the Adjusted LIBO Rate is applicable having the same LIBO Interest Period.

     "Term Loan Notes" has the meaning given to such term in
Section 2.2(D) hereof.

     (BB) the third anniversary of the Closing Date (subject to extension as set forth in Section 2.3(B)), or (B) the date on which the Banks' obligations to make Advances under the Revolving Credit are terminated in whole pursuant to the terms of this Agreement.

     "Third Party Guarantees" has the meaning given to such term in Section 5.14 hereof.

     "Total Liabilities" means the sum of all liabilities (both direct and contingent, other than liabilities arising under the Protection Agreements) of the Borrowers on a Consolidated basis (and for periods prior to the Closing Date, with reference to the Combined Pro Forma) that would, in accordance with GAAP, be classified as liabilities of the Borrowers on a Consolidated basis.

     "Trademark Agreement" has the meaning given to such term in
Section 3.1(N) hereof.

     "Triumph" means Triumph International Overseas Limited.

     "UCC" means the Pennsylvania Uniform Commercial Code as in effect from time to time.

     "UJB" has the meaning given to such term in the introductory paragraph hereof.

     "Unmatured Event of Default" means and refers to any event, act or occurrence, which with the passing of time or the giving of notice or both, would constitute an Event of Default.

     "Withdrawal Liability" has the meaning given to such term in 4201 of ERISA.

     "Worldwide-DE" has the meaning given to such term in the introductory paragraph hereof.

     "Worldwide-NY" has the meaning given to such term in the introductory paragraph hereof.

2              Accounting Terms.  All accounting terms not
specifically defined herein shall be construed, and all financial data submitted pursuant to this Agreement shall be prepared, in accordance with GAAP.


                           ARTICLE II

                         THE FACILITIES

3              The Facilities.  Subject to the terms and
conditions hereinafter provided, each Bank, for itself only, agrees: (A) to make on the Closing Date its portion of the Term Loan in the principal amount set forth opposite its name on
Exhibit 2.1 hereto, and (B) to make its portion of advances requested under the Revolving Credit to the Borrowers (including such sums deemed requested by the Borrowers pursuant to Section
2.19 hereof) (such advances under the Revolving Credit are hereinafter referred to as the "Advances"), from time to time during the period from the date hereof to and including the Termination Date, provided that the aggregate outstanding principal amount of each Bank's portion of the Advances under the Revolving Credit when added to such Bank's participation in the Letter of Credit Liability at any time shall not exceed the amount set forth opposite such Bank's name under the heading "Revolving Credit" on Exhibit 2.1 hereto, as such amount may be reduced pursuant to Section 2.3 hereof (such respective amounts relating to the Revolving Credit being the "Commitment" of each
Bank). Each Advance of the Revolving Credit shall be from all of the Banks ratably according to their respective Commitments.

4              The Term Loan.  (A)  Subject to the terms and
conditions of this Agreement, the Banks shall extend to the Borrowers a term loan in the principal amount of Fifty Million Dollars ($50,000,000.00) (the "Term Loan"). The Term Loan shall be advanced by the Banks on the Closing Date and shall be used by the Borrowers for the purposes set forth in the Background Section hereof. The Term Loan shall initially earn interest at the Adjusted Base Rate. Amounts repaid or prepaid by the Borrowers under the Term Loan shall not be available to the Borrowers for reborrowing.

          (A) The Borrowers shall pay interest on the principal amount of the Term Loan outstanding from time to time at the Interest
Rate applicable to each portion of the Term Loan in accordance with Section 2.7 hereof. The Borrowers shall repay the principal balance of the Term Loan in quarterly installments, in the amounts set forth below, commencing on March 31, 1996, and on the last day of each June, September, December and March thereafter through the Maturity Date, on which date the Borrowers shall repay in full the unpaid principal amount of the Term Loan:

                                   Each Quarterly
Period                             Principal Repayment

6/30/1996 through 3/31/1997        $2,000,000.00
6/30/1997 through 3/31/1998        $2,250,000.00
6/30/1998 through 3/31/1999        $2,500,000.00
6/30/1999 through 3/31/2000        $2,750,000.00
6/30/2000 through 3/31/2001        $3,000,000.00

(1)     on or before April 30, 1996, an amount equal to 50% of
the Borrowers' Net Cash Flow for the fiscal year ending December
31, 1995 (determined in accordance with the Financial
Statements), (2) on or before April 30, 1997, an amount equal to the lesser of (a) 25% of the Borrowers' Net Cash Flow for the fiscal year ending December 31, 1996 (determined in accordance with the Financial Statements), or (b) $4,000,000.00, and (3) on
or before April 30, 1998, an amount equal to the lesser of (a)
25% of the Borrowers' Net Cash Flow for the fiscal year ending
December 31, 1997 (determined in accordance with the Financial Statements), or (b) $3,000,000.00; provided that in the event that the Private Placement Notes or related documents require a prepayment of the Private Placement Notes or permit the holders thereof to require such a prepayment, then the Borrowers shall pay to the Agent for the ratable benefit of each Bank as and when required under this sentence an amount equal to (i) the amount which otherwise would be payable but for this proviso times a fraction the numerator of which shall be the aggregate principal amount of the Term Loan then outstanding plus the aggregate
Commitments and the denominator of which shall be the sum of the principal amount of the Private Placement Notes then outstanding plus the aggregate principal amount of the Term Loan then
outstanding plus the aggregate of the Commitments, plus (ii) if positive, the amount which otherwise would be payable but for this proviso minus the amount of prepayment actually required by the Private Placement Notes, the related documents and/or the holders of the Private Placement Notes, and minus the amount of prepayment required under (i). Amounts paid in accordance with clauses (1), (2) and (3) of the immediately preceding sentence shall be applied to the principal installments of the Term Loan otherwise coming due on the Maturity Date and shall in no way postpone, decrease or otherwise affect the Borrowers' obligations to make, the regularly scheduled quarterly principal installments on the Term Loan as set forth in the table above.
(2)
          (B) The Term Loan shall earn interest at the Adjusted Base Rate, the Adjusted LIBO Rate, or both. The Borrowers shall have the right to convert all or a portion of the Term Loan Base Rate Tranches to Term Loan LIBO Rate Tranches subject to Section 2.7 hereof and provided that at any time when a principal payment is due under Section 2.2(B), there is then earning interest at the Adjusted Base Rate an amount of the Term Loan equal to or greater than the amount of such payment.

          (C) The joint and several obligation of the Borrowers to repay the Term Loan shall be evidenced by promissory notes of the Borrowers dated the date hereof, each payable to the order of a Bank in a principal amount equal to the amount set forth opposite such Bank's name with respect to the Term Loan on Exhibit 2.1 hereto and otherwise substantially in the form of Exhibit 2.2 attached hereto (the "Term Loan Notes").

5              The Revolving Credit.  (A) Subject to the terms
and conditions set forth in this Agreement, each Bank, for itself only, agrees to lend to the Borrowers from time to time during the period from the Closing Date to but not including the Termination Date, such sums as the Borrowers may request provided that (1) the aggregate outstanding principal amount thereof shall not exceed at any time the amount set forth as such Bank's Commitment on Exhibit 2.1, (2) the total outstanding principal under the Revolving Credit when added to the Letter of Credit Liability at any one time shall not exceed the Credit Limit, and
(3) the Letter of Credit Liability shall at no time exceed the Letter of Credit Sublimit. If the outstanding principal under the Revolving Credit at any time exceeds the Credit Limit, the Borrowers shall immediately repay the amount of the excess, together with accrued interest thereon and any amount which may be due pursuant to Section 2.17(B) on account of such payment. If, at any time, the aggregate Letter of Credit Liability exceeds the Letter of Credit Sublimit, the Borrowers shall pledge to the Agent for the benefit of the Banks cash collateral in an amount equal to or greater than the amount by which such Letter of Credit Liability exceeds the Letter of Credit Sublimit, which cash collateral shall be deposited and held in the Letter of Credit Cash Collateral Account. The Borrowers shall use the Revolving Credit for the purposes set forth in the Background section hereof and for no other purposes.

          (A) The Borrowers shall pay interest on the principal amount of the Revolving Credit outstanding from time to time at the Interest Rate applicable to each Revolving Credit Tranche in accordance with Section 2.7 hereof. On the Termination Date, the Borrowers shall (1) repay in full (a) the aggregate principal amount of any and all Revolving Credit Tranches, (b) the amount of any drawings under Letters of Credit which have not been previously reimbursed by the Borrowers and (c) all other amounts then outstanding hereunder, or under the Revolving Credit Notes, and (2) if there remain any unexpired Letters of Credit on such date, deposit into the Letter of Credit Cash Collateral Account an amount equal to or greater than (as determined by the Issuing
Bank in its sole discretion) such Letter of Credit Liability.
The Termination Date may be extended up to three times by one year each, effective as of each of the third, fourth and fifth anniversaries of the Closing Date provided that (1) the Borrowers and each of the Banks consent to each such extension in writing prior to the Termination Date (as then in effect), which consent shall be given or withheld in the sole discretion of such party and (2) there does not occur any Unmatured Event of Default or Event of Default between the date of any such parties' consent and the Termination Date (as determined without giving effect to such new extension). With each such extension the following anniversary of the Closing Date shall become the "Termination
Date" for purposes of this Agreement.
(B)
          (B) The Borrowers shall have the right at any time and from time to time, upon at least five (5) Business Days prior written notice executed by each of the Borrowers to the Agent (which shall promptly give notice thereof to each other Bank), to terminate the Commitments in whole or reduce them in part ratably, provided, however, that: (1) the Borrowers shall simultaneously with such reduction pay to the Agent for the benefit of the Banks (a) the amount by which the outstanding principal amount of the Revolving Credit Tranches plus the Letter of Credit Liability exceeds the Credit Limit as and if so reduced, with such repaid principal to be applied first against Revolving Credit Base Rate Tranches and thereafter against
Revolving Credit LIBO Rate Tranches, and (b) all accrued and unpaid interest thereon; (2) to the extent application of this subsection requires a paydown of any Revolving Credit LIBO Rate
Tranches prior to the end of the applicable Interest Period(s), the Borrowers shall pay any prepayment compensation provided by
Section 2.17(B) herein; and (3) while any Letters of Credit remain outstanding the Borrowers shall not be permitted to terminate the Banks' Commitments in whole or reduce the Banks'
Commitments below the aggregate amount of Letter of Credit
Liability then outstanding other than as provided in Section
2.3(D) below. Any partial reduction of the Commitments shall be in the minimum amount of $5,000,000.00 or in multiples of $1,000,000.00 in excess thereof. Any termination or reduction of the Commitments hereunder shall be permanent, and the Commitments cannot thereafter be restored or increased without the written consent of all Banks. Upon the termination of the Commitments in whole, the Borrowers shall pay any accrued Commitment Fees and repay the aggregate principal amount of all Revolving Credit
Tranches outstanding on such Termination Date together with interest thereon and any other sums due hereunder including, without limitation, under Section 2.17(B).

          (C) The Borrowers shall have the right to reduce the Letter of Credit Sublimit below the aggregate amount of the Letter of Credit Liability only upon the Borrowers' pledge of cash collateral in an amount equal to or greater than the amount by which such Letter of Credit Liability exceeds the Letter of Credit Sublimit as reduced. Such cash collateral shall be deposited in the Letter of Credit Cash Collateral Account.

          (D) Each Advance shall be in an aggregate amount of $1,000,000.00 or in multiples of $500,000.00 in excess thereof. Each Revolving Credit LIBO Rate Tranche shall be in an aggregate amount of $5,000,000.00 or in multiples of $500,000.00 in excess thereof. The Borrowers may borrow, repay and reborrow under the Revolving Credit until the Termination Date subject to the terms and conditions of this Agreement.

          (E) The joint and several obligation of the Borrowers to repay the Revolving Credit shall be evidenced by promissory notes of the Borrowers dated the date hereof, each payable to the order of a Bank in a principal amount equal to the amount set forth opposite such Bank's name under the heading "Revolving Credit" on
Exhibit 2.1 and otherwise substantially in the form of Exhibit
2.3 attached hereto (the "Revolving Credit Notes"). In the event that any Bank assigns all or a portion of its Commitment as permitted under Section 8.14 hereof, the Borrowers will execute and deliver replacement Revolving Credit Note(s) in the form of
Exhibit 2.3 upon the request of the Agent and against return of the Revolving Credit Note being replaced.

6              Making the Advances under the Revolving Credit.
(A) A Borrower shall notify the Agent by telephone no later than 11:00 A.M. on the date of each proposed Advance to which only the Adjusted Base Rate will apply, specifying the date and amount of the proposed Advance. Subject to subsection (B) hereof, the Agent in turn shall promptly notify each other Bank of the proposed Advance. A Borrower shall notify the Agent, by telephone or in writing, by 11:00 A.M. at least three London Business Days before each proposed Advance, any portion of which is to earn interest at the Adjusted LIBO Rate, specifying the date and the amount of the proposed Advance, the amount of such proposed Advance to which the Adjusted LIBO Rate will apply, and the length of the proposed LIBO Interest Period(s). The Agent shall in turn notify each other Bank of the proposed Advance by 11:00 A.M. on the second London Business Day preceding the proposed Advance. Such Borrower will confirm promptly in writing any telephonic notice of a proposed Advance. Each notice by a Borrower to the Agent under this Section 2.4 shall constitute a representation by the Borrowers that, at the time thereof and giving effect to the Advance requested thereby, all conditions precedent described in Sections 3.1 and 3.2 have been satisfied. Subject to subsection (B) hereof, upon notice from the Agent of the proposed Advance, each Bank shall wire transfer to the Agent, at the Agent's office at 1345 Chestnut Street, Philadelphia, Pennsylvania, in immediately available funds, which funds shall be in Dollars, prior to 2:00 p.m. on the date of the proposed Advance, an amount equal to such Bank's Pro Rata Share of such Advance. Upon receipt of such funds by the Agent and upon Agent's determination that the applicable conditions set forth in
Article III hereof have been fulfilled, the Agent will immediately make such funds available to the Borrowers. The Agent shall have no obligation to make funds available to the Borrowers in excess of amounts received by it from the Banks.

     (A) The Agent shall have the right (but not the obligation) to make any Advance which is to earn interest only at the Adjusted
Base Rate and to which the Borrowers are entitled pursuant to subsection (A) above, in which event the Agent shall notify each Bank, not later than 11:00 A.M. (i) on any Business Day on which the aggregate amount of such Advances made for the account of Banks other than CoreStates since the last such notice differs by more than $7,500,000.00 from the aggregate of principal payments made by the Borrowers for the account of Bank's other than CoreStates since the last such notice and (ii) on the last
Business Day of each calendar week of the type(s), aggregate amount(s) and such Bank's Pro Rata Share of such Advance(s) made solely by the Agent and principal payments made by the Borrowers and received by the Agent during such week on Base Rate Loans.
If the amount of such Advances exceeds the amount of such principal received, then upon receipt of such notice, each Bank shall wire transfer to the Agent, at the Agent's office at 1345 Chestnut Street, Philadelphia, Pennsylvania, in immediately available funds, which funds shall be in Dollars, prior to 2:00
P.M. on such date, an amount equal to such Bank's Pro Rata Share of such excess. If the amount of such principal payments received exceeds the amount of such Advances(s), then simultaneously with such notice, the Agent shall wire transfer prior to 2:00 P.M. on such date to each Bank such Bank's Pro Rata Share of such excess. In either such case, the Agent shall be entitled to retain all principal payments on Base Rate Loans during such week. All interest accrued on such Advances from the date made to the date on which the Bank's wire transfer their Pro
Rata Shares to the Agent shall be for the Agent's own account.
The Agent and the Banks reserve the right, among themselves, to agree to settlement procedures other than set forth in this
Section 2.4, provided that such procedures shall not affect the obligations of the Borrowers hereunder.

     (B) If one or more Banks fail to make available to the Agent such Bank's Pro Rata Share of an Advance and the Agent elects to advance the full amount of the Advance requested by a Borrower, the Borrowers shall be obligated to repay to the Agent for the Agent's account the amount, with interest, so advanced by the Agent and not advanced by the Bank(s) (i) on demand, or (ii) if no demand is made, in amounts and at the times the Borrowers otherwise would be obligated to repay such Advance. Unless the Agent receives notice from a Bank prior to the date any Advance is to be made that such Bank does not intend to make its Pro Rata Share of such Advance available to the Agent, the Agent may (but shall not be obligated to) assume that such Bank has made or will make such proceeds available to the Agent when due, and the Agent, in reliance upon such assumption, may (but shall not be obligated to) make available to the Borrowers a corresponding amount. If such corresponding amount is not, in fact, made available to the Agent by such Bank on the date the Advance is made, the Agent shall be entitled to recover such amount on demand from such Bank (or, if such Bank fails to pay such amount immediately upon demand, from the Borrowers) together with interest thereon at a rate per annum equal to the Interest Rate applicable to the Advance for each day during the period between the date that the Agent makes the Advance and the date on which the Bank makes its Pro Rata Share of the Advance available to the Agent.

7              Fees.  (A)  Commitment Fee.  The Borrowers shall
pay to the Agent for the benefit of each Bank a commitment fee (the "Commitment Fee") computed at the rate of 0.50% per year on the average daily undisbursed portion of such Bank's Commitment from the date hereof to and including the Termination Date, provided that, in the event the Applicable Margin is reduced from the level applicable on the Closing Date, the Commitment Fee shall be computed at the rate of 0.375% per year on the average daily amount portion of such Bank's Commitment so long as such reduced Applicable Margin is in place and no Unmatured Event of Default or Event of Default has occurred hereunder or under the other Loan Documents. In the event that after any such reduction in the Commitment Fee (1) the Applicable Margin increases back to the level in effect on the Closing Date, or (2) there occurs an Unmatured Event of Default or an Event of Default, the Commitment Fee shall immediately increase to the rate of 0.50% per annum. The Commitment Fee shall be payable (1) quarterly in arrears on the last day of March, June, September, and December in each year during the term of the Banks' Commitments, commencing June 30, 1995, (2) on the date or dates, if any, on which the Commitments are reduced, and (3) on the Termination Date. Each installment of the Commitment Fee shall be deemed fully earned and non-refundable when due. For purposes of calculation of the Commitment Fee, the amount of Letter of Credit Liability during the period for which the Commitment Fee is calculated shall be deemed "disbursed" under the Revolving Credit.

          (A) Agent's Fee. The Borrowers shall pay to the Agent for the Agent's account and not for the account of any Bank an annual fee
(the "Agent's Fee") pursuant to the agreement entered into by the Borrowers and the Agent on or before the execution of this Agreement.

          (B) Facility Fee. The Borrowers shall pay to the Agent a one-time facility fee (the "Facility Fee") pursuant to the agreement entered into by the Borrowers and the Agent on or before the execution of this Agreement. The Agent shall pay to each Bank from the Facility Fee such Bank's portion thereof in accordance with such Bank's commitment letter previously delivered by such Bank to the Agent. The Facility Fee shall be deemed fully earned and non-refundable when due.

8              Mandatory Prepayment of the Term Loan. The
Borrowers shall pay to the Agent, for the ratable benefit of each Bank promptly upon consummation of each of the transactions set forth below: (A) the gross proceeds of any private placement of equity by the Borrowers otherwise permitted hereunder, net of any reasonable costs and expenses thereof incurred to Persons other than any Borrower or any of their Subsidiaries or Affiliates; and
(B) the gross proceeds of any public sale of equity by the Borrowers otherwise permitted hereunder, net of any reasonable costs and expenses thereof incurred to Persons other than any Borrower or any of their Subsidiaries or Affiliates, provided that if the Private Placement Notes or related documents require a prepayment of the Private Placement Notes or permit the holders thereof to require such a prepayment as a result of such private placement or public sale, then the amount the Borrowers shall be obligated to prepay hereunder as a result of the occurrences described in clauses (A) and/or (B) of this sentence shall be equal to (1) the amount which otherwise would be payable but for this proviso times a fraction the numerator of which shall be the aggregate principal amount of the Term Loan then outstanding plus the aggregate of the Commitments and the denominator of which shall be the sum of the principal amount of the Private Placement Notes then outstanding plus the principal amount of the Term Loan then outstanding, plus the aggregate of the Commitments, plus (2) if positive, the amount which otherwise would be payable but for this proviso minus the amount of prepayment actually required by the Private Placement Notes, the related documents, and/or the holders of the Private Placement Notes, and minus the amount of prepayment required under (1). Amounts prepaid in accordance with this Section shall be applied when received first against the Term Loan Base Rate Tranche, and thereafter against the Term Loan LIBO Rate Tranches, if any. To the extent the application of this subsection requires a paydown of any LIBO Loan prior to the end of the applicable Interest Period(s) the Borrowers shall pay any prepayment compensation provided by Section 2.17(B) herein. Mandatory repayments hereunder shall in no way postpone, decrease or otherwise affect the Borrowers' obligations to make, the regularly scheduled quarterly principal installments on the Term Loan as set forth in Section 2.2.

9              Interest Rate Options.  (A) Base Rate Loans.  The
Borrowers shall pay to the Agent for the account of each Bank interest at the Adjusted Base Rate in arrears on the unpaid principal amount of each Base Rate Loan, from the date on which such Base Rate Loan is advanced or converted from a LIBO Loan until such principal amount has been repaid in full, or converted to a LIBO Loan, (1) monthly on the last day of each month commencing with the last day of the first month after this Agreement is executed, (2) with respect to all Revolving Credit Base Rate Tranches, on the Termination Date, and (3) with respect to all Term Loan Base Rate Tranches, on the Maturity Date. The Adjusted Base Rate shall change (i) simultaneously with each change in the Base Rate and (ii) with each change in the Applicable Margin in accordance with the definition thereof.

          (A) Conversions to LIBO Loans. By notifying the Agent at least three London Business Days prior to an Effective Date, the Borrowers may convert into a LIBO Loan any Base Rate Loan(s) in an aggregate principal amount of $5,000,000.00 and multiples of $500,000.00 in excess thereof. At the end of the applicable LIBO Interest Period, the LIBO Loan will convert back to a Base Rate
Loan unless the Borrowers notify the Agent at least three London Business Days before the end of the existing LIBO Interest Period that the Borrowers are electing to continue such LIBO Loan as a LIBO Loan and are selecting a new LIBO Interest Period.

          (B) LIBO Loans. The Borrowers shall pay interest in arrears on the unpaid principal amount of each LIBO Loan at the Adjusted
LIBO Rate, (1) if the LIBO Interest Period is for fewer than six months, on the last day of the applicable LIBO Interest Period, and (2) if the LIBO Interest Period is six months, on the 90th day of such LIBO Interest Period and on the last day of such LIBO
Interest Period.

          (C) Limitation on LIBO Loans. The Borrowers shall not have more than eight LIBO Loans outstanding at any one time.

10             Computation of Interest and Fees.  The Fees and
all interest on the Loans and other sums payable hereunder shall be computed on the basis of a year of 360 days for the actual number of days elapsed.

11             Payments.  (A) The Borrowers hereby authorize the
Agent to charge directly any account, maintained by the Borrowers or any entity comprising the Borrowers with the Agent for any payments of principal of the Loans, amounts drawn under Letters of Credit not reimbursed by the Borrowers, interest and Fees, and any other amounts owing under this Agreement, under the Notes, or under any of the Loan Documents, as and when due. In the event that the Borrowers maintain insufficient funds in such account(s) to meet the Borrowers' obligations hereunder when due, the Borrowers will make all payments of principal of the Loans, all reimbursements of drawings under Letters of Credit, all payments of interest on the Loans and all payments of Fees, to the Agent, for the account of the Agent and/or the Banks as appropriate, not later than 1:00 P.M. on the applicable due date, in immediately available funds and in Dollars.

          (A) Prior to an Event of Default and the acceleration of the Loans as set forth in Section 6.2 hereof, and provided that the Borrowers have paid all amounts which have come due on or prior to such applicable due date, the Agent will, by wire transfer (or by other means mutually acceptable to the Agent and the Banks), immediately distribute to each Bank in immediately available funds such Bank's Pro Rata Share of the amounts in which such Bank has an interest, so received by the Agent.

          (B) After the occurrence of an Event of Default and the acceleration of the Loans as set forth in Section 6.2 hereof, or if the Borrowers shall have failed to pay all amounts which have come due on or prior to such applicable due date, the Agent shall apply all payments and collections received by it, subject to the terms of the Intercreditor Agreement, as follows: first, to all of the Agent's costs and expenses incurred in connection with the collection of such payments (including, without limitation, reasonable attorneys' fees and expenses and the fees and expenses of the Agent's experts and consultants); second, to interest on and principal of any amounts funded by the Agent in excess of its Pro Rata Share as contemplated by Section 2.4; third, to accrued and unpaid Fees (other than attorneys' fees and expenses already paid pursuant to "first" above); fourth, to accrued interest of each Bank ratably in accordance with its Pro Rata Share; fifth, to (i) the outstanding principal amount of the Term Loan, to each Bank ratably in accordance with its Pro Rata Share, (ii) the principal amount of the Advances, and (iii) obligations under the Protection Agreements, all on a pro rata basis; sixth, all other amounts which shall have come due hereunder, to each Bank ratably in accordance with its Pro Rata Share; seventh, into the Letter of Credit Cash Collateral Account to the extent the aggregate amount of undrawn Letters of Credit then outstanding exceed the balance in the Letter of Credit Cash Collateral Account, eighth, to all amounts due under any Protection Agreement, and ninth, to the Borrowers. The allocation of amounts within each level set forth above shall be pro rata according to the respective amounts due each party.

12             Payment on Non-Business Days.  Whenever any
payment to be made hereunder or under any Notes shall be stated to be due on a day that is not a Business Day, such payment shall be made on the next succeeding Business Day, and, except as otherwise specifically provided herein, such extension of time shall in such case be included in the computation of payment of interest hereunder or under the Notes or the Fees, as the case may be.

13             Reimbursement to Banks for Cost Increases Imposed
by Law. (A) If any change in existing law or regulation, any new law, change in regulatory interpretation or any other factor having the force of law shall impose or change any tax (other than taxes on income in general), reserve, insurance, special deposit or similar requirements or charges with respect to funds obtained by any Bank to make or maintain any of the Loans during any Interest Period, and the result is to increase the cost to such Bank of obtaining or maintaining such funds or to reduce the return to such Bank on the Loans to which such Interest Period applies, then such Bank shall so notify the Agent and the Borrowers in writing, certifying the amount of, and the computation thereof and reasons for such increased costs or reduced return, and the Borrowers shall immediately pay to such Bank an amount sufficient to compensate such Bank in full for such increased costs or such reduced return.

          (A) If any existing law or regulation or any new law or regulation or regulatory interpretation or other factor having the force of law imposes or changes any tax (other than taxes on income in general), reserve, insurance, special deposit or similar requirements or charges with respect to mortgages, security agreements or other types of pledges of security, or notes, loans, or other debts secured thereby, so as to require the Agent or any Bank to pay, or collect, any such tax, reserve, insurance, special deposit or similar charge, then the Borrowers shall bear and pay the full amount thereof as and when due, and to the extent there remains availability under the Revolving
Credit, the Borrowers hereby authorize the Banks to advance such amounts under the Revolving Credit and to add the amount thereof to the amount outstanding under the Revolving Credit.

14             Reimbursement to Banks for Increased Costs Due to
Capital Adequacy Requirements. If any law or regulation or the interpretation thereof by any court or administrative or governmental authority charged with the administration thereof, or compliance by any Bank with any request or directive (whether or not having the force of law) of any such authority, applicable from time to time, shall (A) impose, modify, deem applicable or result in the application of any capital maintenance, capital ratio or similar requirements against loan commitments or other facilities made by such Bank and the result thereof shall be to impose upon such Bank a fee or a requirement to increase any capital requirement applicable as a result of the making or maintenance of its portion of the Loans (which imposition of or increase in capital requirements may be determined by such Bank's reasonable allocation of the aggregate of such capital impositions or increases), or (B) subject any Bank to any tax, duty or other charge with respect to the Loans, the Notes which it holds, or its obligation to advance under its Commitment, or change the basis of taxation of payments to any Bank of the principal of or interest on the Loans or any other amounts due under this Agreement in respect of the Loans or its obligation to advance under its Commitment (except for changes in the rate of tax on the overall net income of such Bank imposed by any jurisdiction in which such Bank is obligated to pay taxes), then, upon demand by Agent, the Borrowers shall immediately pay to such Bank from time to time as specified by such Bank, such additional amounts or fees which shall be sufficient to compensate such Bank for such impositions of or increases in capital requirements or taxes from the date of such change, together with interest on each such amount from the date demanded until payment in full thereof at a rate equal to 3% in excess of the Adjusted Base Rate with respect to amounts or fees not paid when due. Upon the occurrence of any event referred to above, a certificate setting forth in reasonable detail the amounts necessary to compensate such Bank, and the computation thereof, as a result of an imposition of or increase in capital requirements or taxes submitted by such Bank to the Borrowers shall be conclusive, absent manifest error or bad faith, as to the amount thereof.
For purposes of the application of this Section 2.12, and in calculating the amount necessary to compensate such Bank for any imposition of or increase in capital requirements or taxes hereunder, such Bank shall determine the applicability of this provision and calculate the amount payable to it hereunder in a manner consistent with the manner in which it shall apply and calculate similar compensation payable to it by other borrowers having provisions in their credit agreements comparable to this
Section 2.12.

15             Illegality.  Notwithstanding any other provision
in this Agreement, if the adoption of any applicable law, rule, or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank, or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its lending office) with any request or directive (whether or not having the force of law) of any such authority, central bank, or comparable agency shall make it unlawful or impossible for any Bank (or its lending office) to maintain its Commitment, then upon notice to the Borrowers and to the Agent by Bank the Commitment of such Bank shall terminate.

16             Interest and Commissions After Event of Default.
After the occurrence of any Event of Default, (A) the Interest Rate then in effect on the Loans shall be immediately converted to the Adjusted Base Rate plus 3%, and (B) any Advances made or other money advanced hereunder after the occurrence of an Event of Default (unless and until cured or waived in writing by the Agent with the consent of the Banks as required by Section 8.1) shall bear interest at the Adjusted Base Rate plus 3%.

17             Special Provisions for LIBO Loans.

          (A) Unavailability of Funds and Indeterminate Interest Rates. If on or before the date the Banks are to make any LIBO Loan or on or before any Effective Date (1) the Agent determines in good faith that it is unable to obtain funds at the LIBO Rate for the elected Interest Period for any reason, including, but not limited to the unavailability of funds at such rate, any change in existing law, any new law, the length of such Interest Period, or otherwise or (2) the Agent determines in good faith that no adequate means exists to determine the LIBO Rate for such Interest Period, then the Agent shall so notify the Borrowers on or before the Effective Date and the Borrowers shall have one
Business Day after notice to withdraw their request for a LIBO
Loan, and if the Borrowers fail to so withdraw their request, then, at the Agent's option, the Borrowers shall be deemed to have requested a Base Rate Loan or shall be required to elect an Interest Period of a length for which the Agent may obtain funds at the rate the adjustment of which determines the LIBO Rate.

          (B) Changes Affecting Ability to Maintain Funds. If, during any Interest Period, any change in existing law, any new law, or any other factor beyond the control of any Bank prevents such Bank in its good faith determination from maintaining funds at the rate the adjustment of which determines the LIBO Rate for such Interest Period and requires such Bank to cease so maintaining funds actually so maintained prior to termination of such Interest Period, then on the date of such required cessation, the Borrowers shall be required to specify a different
Interest Rate for such Interest Period or, in the alternative, to elect an Interest Period of a length for which all Banks may maintain funds at the rate the adjustment of which determines the LIBO Rate. In addition, within five days after the Agent notifies the Borrowers of such required conversion, the Borrowers shall reimburse each Bank (to the extent not otherwise reimbursed pursuant to Section 2.11 hereof) for any loss or expense such Bank has certified in writing to the Borrowers and the Agent that such Bank has incurred as a result of any such required cessation.

          (C) Ineligible Interest Periods. If, on any date the Banks are to make an Advance all or a portion of which is to earn interest at the Adjusted LIBO Rate or on any Effective Date with respect to a Revolving Credit LIBO Rate Tranche, the period of time from such date or such Effective Date to the Termination
Date is less than an Interest Period which the Borrowers could otherwise elect, the Borrowers will elect a Revolving Credit LIBO
Rate Tranche whose Interest Period will end on or before the Termination Date, as necessary. If an appropriate Interest
Period is not available, then the requested Advance shall be made at the Adjusted Base Rate. If on any date the Banks are to convert a Term Loan Base Rate Tranche to a Term Loan LIBO Rate
Tranche or on any Effective Date with respect to a Term Loan LIBO
Rate Tranche, the period of time from such date or such Effective
Date to the Maturity Date is less than an Interest Period which the Borrowers could otherwise elect, the Borrowers will elect a Term Loan LIBO Rate Tranche whose Interest Period will end on or before the Maturity Date, as necessary. If an appropriate
Interest Period is not available, then the requested Term Loan
LIBO Rate Tranche shall continue to earn interest at the Adjusted
Base Rate.

          (D) Discretion of Banks as to Manner of Funding. Notwithstanding any other provision of this Agreement, each Bank may fund or maintain its funding of all or any part of the Loans in any legal manner it chooses and such manner of funding shall not in any way relieve the Borrowers of their obligations to pay prepayment compensation in the event of a prepayment as set forth in Section 2.17 hereof.

18             Availability of Rate Quotations.  Notwithstanding
anything herein to the contrary, if the Agent reasonably determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition used to calculate the LIBO Rate are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest on a LIBO Loan as provided in this Agreement, then the Agent shall forthwith give notice thereof to the Banks and the Borrowers, whereupon until the Agent notifies the Banks and the Borrowers that the circumstances giving rise to such suspension no longer exist, (A) the obligation of the Banks to make LIBO Loans shall be suspended; and (B) the Borrowers shall repay in full the then outstanding principal amount of each LIBO Loan, together with accrued interest thereon, on the last day of the then current Interest Period applicable to such LIBO Loan by remitting sufficient funds to the Agent or by conversion to a Base Rate Loan.

19             Prepayment.  (A)  The Borrowers may prepay Base
Rate Loans in whole or in part at any time and from time to time upon one Business Day's notice to the Agent, without premium or penalty.

          (A) The Borrowers agree not to prepay LIBO Loans prior to the expiration of their Interest Periods more than three (3) times in any fiscal year, unless otherwise expressly required hereunder or after acceleration by the Agent pursuant to Section 6.2. In the event that the Borrowers prepay any LIBO Loan prior to the expiration of its Interest Period, whether or not in violation of the previous sentence, or with the consent of the Agent, or in compliance with the express requirement of this Agreement, the Borrowers shall pay to the Agent for the account of each Bank, upon the request of such Bank through the Agent, such amount or amounts as shall be sufficient to compensate it for any loss, cost or expense which such Bank determines is attributable to:

               (1) any payment, prepayment, conversion or renewal of a LIBO Loan made by such Bank on a date other than the last day of an Interest Period for such Loan (whether by reason of acceleration or otherwise); or

               (2) any failure by the Borrowers to borrow, convert into or renew a LIBO Loan to be made, converted into or renewed by such Bank on the date specified therefor pursuant to a Borrower's prior election.

          A determination of any Bank as to the amounts payable pursuant to this Section 2.17(B) shall be conclusive absent manifest error or bad faith.

20             Letter of Credit Cash Collateral Account.  Cash
collateral pledged by the Borrowers pursuant to this Agreement shall be maintained in a deposit account of the Borrowers maintained with the Agent, over which the Agent shall have sole control (the "Letter of Credit Cash Collateral Account"). The Borrowers hereby grant, bargain, convey and set over to the Agent for the benefit of the Banks a security interest in and lien upon the Letter of Credit Cash Collateral Account and all cash and any other assets at any time hereafter contained therein as security for the payment and performance of all of the Borrowers' obligations now or hereafter incurred hereunder or under the Notes or otherwise in connection herewith. The Borrowers shall take such action and execute and deliver such documents, including financing statements, as the Agent may determine necessary or desirable to further the security interest hereby created. Provided there does not then exist an Event of Default or Unmatured Event of Default, if at any time the funds held in the Letter of Credit Cash Collateral Account exceed the sum of the then existing Letter of Credit Liability plus the amount of any yet to be issued Letters of Credit then subject to a request by the Borrowers under Section 2.19(D) hereof, the Agent shall remit such excess to the Borrowers. After the occurrence of an Event of Default and acceleration of the Loans as set forth in
Section 6.2 hereof, or if the Borrowers shall have failed to pay all amounts which have come due on or prior to such applicable due date, the Agent shall apply all funds held in the Letter of Credit Cash Collateral Account in the manner provided in Section 2.19(E). On the Termination Date, all monies in the Letter of Credit Cash Collateral Account in excess of the amount required to repay the Loans, the Letter of Credit Liability and any other amount then owing hereunder shall be returned to the Borrowers.

21             Letters of Credit.  (A)  Letters of Credit.  In
addition to requests that the Banks make Advances pursuant to
Section 2.4, the Borrowers may request, in accordance with the provisions of this Section 2.19, that on and after the date on which all of the conditions set forth in Section 3.3 are satisfied to that date which is thirty one (31) days prior to the Termination Date, the Issuing Bank issue, subject to the terms and conditions hereof, Letters of Credit for the account of a Borrower or any Borrowers in an aggregate amount up to the Letter of Credit Sublimit; provided, that (1) in no event shall the Issuing Bank be obligated to issue any Letter of Credit having an expiration date later than the Termination Date and (2) the Borrowers shall not request that the Issuing Bank issue any Letter of Credit if, after giving effect to such issuance the Letter of Credit Liability would exceed the Letter of Credit Sublimit. The issuance of any Letter of Credit in accordance with the provisions of this Section 2.19 shall require the satisfaction of each condition set forth in Section 3.1 and 3.2. Immediately (a) upon the issuance of each Letter of Credit, and
(b) upon execution hereof with respect to each Prior Letter of Credit, each Bank shall be deemed to have, and hereby agrees to have, irrevocably purchased from the Issuing Bank a participation in such Letter of Credit and all drawings thereunder in an amount equal to the amount of such Letter of Credit multiplied by such Bank's Pro Rata Share.

          (A) Evergreen Letters of Credit. Notwithstanding the provisions of Section 2.19(A), above, the Banks hereby agree that the Issuing Bank may issue upon the Borrowers' request, one or more Letter(s) of Credit which by its terms may be extended for additional periods of up to one year each provided that (1) the initial expiration date of each such Letter of Credit is not later than the Termination Date, and (2) renewal of such Letters of Credit, at the Issuing Bank's discretion, shall be available upon written request from the Borrowers to Issuing Bank at least 30 days before the date upon which notice of renewal is otherwise required.

          (B) Issuing Bank's Reporting Obligations. The Issuing Bank agrees to provide the Banks with quarterly reports of all outstanding Letters of Credit issued by the Issuing Bank. Such reports shall be delivered within 15 days of the end of each March, June, September and December, commencing with the quarterly period ending June 30, 1995, and shall specify the following with respect to each outstanding Letter of Credit: (1) the letter of credit number for such Letter of Credit, (2) the beneficiary of such Letter of Credit, (3) the date of issuance of such Letter of Credit, (4) the original face amount of such Letter of Credit, and (5) the then current available amount of such Letter of Credit.

          (C) Notice of Issuance or Amendment. Whenever a Borrower desires the issuance of a Letter of Credit or the amendment of a Letter of Credit, the Borrowers shall deliver to the Issuing Bank no later than 11:00 A.M. at least five (5) Business Days in advance of the proposed date of issuance or such shorter period as may be agreed to by the Issuing Bank an executed application for such Letter of Credit in the form customarily required by the Issuing Bank for the issuance of letters of credit, and an accompanying written notice which shall specify (1) a precise description of the documents and the verbatim text of any certificate to be presented by the beneficiary which, if presented by the beneficiary prior to the expiration date of the Letter of Credit, would require the Issuing Bank to make payment under the Letter of Credit; provided, that the Issuing Bank, in its sole judgment, may require changes in any such documents and certificates; and provided, further, that no Letter of Credit shall require payment against a conforming draft to be made hereunder on the same Business Day that such draft is presented if presentation is made after 11:00 A.M. on such Business Day, and (2) whether the Letter of Credit is being issued for the benefit of an Offshore Borrower. On the proposed date of issuance of any Letter of Credit, the Issuing Bank shall determine to the best of its knowledge whether the proposed
Letter of Credit, when added to the then outstanding Letter of Credit Liability, would be within the Letter of Credit Sublimit and, when added to the then outstanding Letter of Credit
Liability and outstanding Advances, would be less than the total amount of the Commitments. Unless both such criteria are satisfied, the Issuing Bank shall not issue the requested Letter of Credit. The Banks and the Borrowers shall hold the Issuing
Bank harmless for any miscalculations or other errors in making such determinations except that if such miscalculations or other errors resulted from the gross negligence or willful misconduct of the Issuing Bank, the Issuing Bank shall not be entitled to be held harmless under this sentence. In the event that, upon issuance of such proposed Letter of Credit, the Letter of Credit Sublimit is exceeded, the Borrowers shall immediately deposit into the Letter of Credit Cash Collateral Account the amount of such excess. In determining whether to pay under any Letter of Credit, the Issuing Bank shall be responsible only to determine in good faith that the documents and certificates required to be delivered under that Letter of Credit have been delivered and that they comply on their face with the requirements of that Letter of Credit. Within one (1) Business Day after receipt of a request for issuance of a Letter of Credit, the Issuing Bank shall notify each other Bank of the proposed issuance and the amount of each such Bank's respective participation therein determined in accordance with this Section 2.19 and shall send each Bank a copy of each Standby Letter of Credit.

          (D) Payment of Amounts Drawn Under Letters of Credit. In the event of any request for drawing under any Letter of Credit by the beneficiary thereof, the Issuing Bank shall immediately notify the Borrowers and the Banks, and the Borrowers shall reimburse the Issuing Bank on the day on which such drawing is honored in immediately available funds equal to the amount of such drawing; provided that (1) if sufficient funds are then in the Letter of Credit Cash Collateral Account to reimburse it in full for the amount of such drawing, the Issuing Bank shall immediately withdraw such amount necessary to reimburse it from the Letter of Credit Cash Collateral Account, (2) if the funds then in the Letter of Credit Cash Collateral Account are insufficient to reimburse the Issuing Bank in full for the amount of such drawing, the Issuing Bank shall withdraw all of the funds in the Letter of Credit Cash Collateral Account and the unreimbursed balance of such drawing shall be reimbursed in accordance with clause (3) below, and (3) if there are no funds then in the Letter of Credit Cash Collateral Account then (a) unless the Borrowers shall have notified the Agent prior to 11:00
A.M. on the date of such drawing that the Borrowers intend to reimburse the Issuing Bank for the amount of such drawing with funds other than the proceeds of Advances, the Borrowers shall be deemed to have given notice to the Agent requesting the Banks to make an Advance which shall earn interest at the Adjusted Base
Rate (as such rate may change from time to time) in accordance with Section 2.4 on the day on which such drawing is honored (the
"Reimbursement Date") in an aggregate amount equal to the amount of such drawing less the amount, if any, withdrawn from the Letter of Credit Cash Collateral Account pursuant to clause (2) above, and (b) subject to satisfaction or waiver of the conditions specified in Section 3.2, the Banks shall, on the Reimbursement Date, make an Advance, which shall earn interest at the Adjusted Base Rate, in an aggregate amount equal to the amount of such drawing less the amount, if any, withdrawn from the Letter of Credit Cash Collateral Account pursuant to clause
(2) above, the proceeds of which shall be applied directly by the Agent to reimburse the Issuing Bank for such drawing; and provided, further, that if for any reason the proceeds of such Advance are not received by the Issuing Bank on the Reimbursement
Date in an aggregate amount equal to the amount of such drawing, the Borrowers shall reimburse the Issuing Bank on the day immediately following the Reimbursement Date, in same day funds, in an amount equal to the excess of the amount of such drawing over the aggregate amount of such Advance, if any, which are so received plus accrued interest on such amount at the rate set forth in Section 2.19(G)(1) less the amount, if any, withdrawn by the Issuing Bank pursuant to clause (2) above.

          (E) Payment By Banks. In the event that the Borrowers shall fail to reimburse the Issuing Bank as provided in Section 2.19(E) in an amount equal to the amount of any drawing honored by it under a Letter of Credit issued by it, the Agent shall promptly notify each Bank of the unreimbursed amount of such drawing and of such Bank's respective participation therein in an amount equal to such Bank's Pro Rata Share of such unreimbursed amount.
Each Bank shall make available to the Agent for payment to the Issuing Bank an amount equal to its respective participation therein (including without limitation its Pro Rata Share of accrued but unpaid interest thereon), in same day funds, at the office of the Agent specified in such notice, not later than 11:00 A.M. on the Business Day after the date the Agent notifies each Bank. In the event that any Bank fails to make available to the Agent the amount of such Bank's participation in such unreimbursed amount as provided herein, the Issuing Bank shall be entitled to recover such amount on demand from such Bank together with interest thereon at a rate per annum equal to the Adjusted
Base Rate for each day during the period between the Reimbursement Date and the date on which such Bank makes available its participation in such unreimbursed amount. The failure of any Bank to make available to the Agent its Pro Rata
Share of any such unreimbursed amount shall not relieve any other
Bank of its obligations hereunder to make available to the Agent its Pro Rata Share of such unreimbursed amount on the date such unreimbursed amount is to be reimbursed. The Agent shall distribute to each Bank which has paid all amounts payable by it under this Section 2.19(F) with respect to the unreimbursed amount of any drawing under any Letter of Credit issued by the Agent, such other Bank's Pro Rata Share of all payments received by the Agent from the Borrowers in reimbursement of drawings honored by the Issuing Bank under such Letter of Credit when such payments are received. Notwithstanding anything to the contrary herein, each Bank which has paid all amounts payable by it under this Section 2.19(F) shall have a direct right to reimbursement of such amounts from the Borrowers subject to the procedures for reimbursing Banks set forth in this Section 2.19.

          (F) Compensation. The Borrowers agree to pay the following amounts to the Issuing Bank with respect to each Letter of Credit issued by the Issuing Bank:

               (1) a fee calculated at the greater of (a) the Issuing Bank's minimum charge then in effect, as published, for documentary letters of credit generally, or (b) 0.375% of the amount of any draw under each Documentary Letter of Credit (other than a Prior
Letter of Credit), payable to the Issuing Bank on the date of such draw such fee to be deemed fully earned and non-refundable when due;

               (2) in the case of each Standby Letter of Credit (other than a Prior Letter of Credit) a commission equal to the then effective
Applicable Margin with respect to Revolving Credit LIBO Rate
Tranches to be paid on the issuance of such Standby Letter of Credit and on each anniversary of such issuance while such Standby Letter of Credit is outstanding, such fee to be deemed fully earned and non-refundable when due;

               (3) with respect to any drawing made under any Letter of Credit which is not reimbursed in full on the date such drawing is made, interest, payable on demand, on the amount paid by the Issuing Bank in respect of each such drawing from the date of the drawing to the date such amount is reimbursed by the Borrowers
(including any such reimbursement out of the proceeds of Advances pursuant to Section 2.19(F) or out of the Letter of Credit Cash
Collateral Account) at a rate which is at all times equal to 3% per annum in excess of the Adjusted Base Rate for the period from the date of such drawing to and including the Business Day on which the Issuing Bank is reimbursed in full; and

               (4) with respect to the issuance, amendment, transfer, administration, cancellation or conversion of each Letter of Credit and each drawing made thereunder, documentary and processing charges in accordance with the Issuing Bank's standard schedule for such charges in effect at the time of such issuance, amendment, transfer, administration, cancellation or drawing, as the case may be, or as otherwise agreed to by the Issuing Bank.

          Within thirty (30) days of receipt by the Issuing Bank of any amount described in clause (1) or (2) of this Section 2.19(G), the Issuing Bank shall distribute to the Agent and the Agent shall distribute to each Bank its Pro Rata Share of such amount less the Issuing Bank's fee for issuance of each such Letter of Credit which shall be an amount equal to the greater of
(i) the Issuing Bank's minimum charge then in effect, as published, for documentary letters of credit generally, or
(ii) 0.125% of (a) the draw under such Letter of Credit with respect to fees under clause (1), and (b) the face amount of such Letter of Credit with respect to fees under clause (2). Within 30 days of the execution of this Agreement, the Issuing Bank shall distribute to the Agent and the Agent shall distribute to each Bank its pro rata share, if any, of the fees, if any, collected by the Issuing Bank for the issuance of the Prior Letters of Credit based on the time period from the date of this Agreement until the expiration of such Letters of Credit. The Issuing Bank shall be entitled to retain for its own account payments made pursuant to clauses (3) and (4) above.

          (G) Obligations Absolute. The obligation of the Borrowers to reimburse the Issuing Bank for drawings made under the Letters of Credit issued by it, and the obligations of the Banks under
Section 2.19(F), shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances including, without limitation, the following circumstances:

               (1) any lack of validity or enforceability of any Letter of Credit;

               (2) the existence of any claim, set-off, defense or other right which any Borrower may have at any time against a beneficiary or any transferee of any Letter of Credit (or any persons or entities for whom any such transferee may be acting), the Issuing Bank, the Agent or any other Person, whether in connection with this Agreement, the transactions contemplated herein or any unrelated transaction (including any underlying transaction between any Borrower or one of its Subsidiaries and the beneficiary for which the Letter of Credit was procured);

               (3) any draft, demand, certificate or any other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

               (4) payment by the Issuing Bank under any Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit; provided, that such payment does not constitute willful misconduct or gross negligence on the part of the Issuing Bank;

               (5) any breach of this Agreement or any document delivered in connection herewith by any party hereto or thereto; or

               (6) the fact that an Event of Default or an Unmatured Event of Default shall have occurred and be continuing.

          (H) Additional Payments. If by reason of (a) any change in any applicable law, regulation, rule, decree or regulatory requirement or any change in the interpretation or application by any judicial or regulatory authority of any law, regulation, rule, decree or regulatory requirement or (b) compliance by the Agent or any Bank with any direction, request or requirement
(whether or not having the force of law) of any governmental or monetary authority including, without limitation, Regulation D:

               (1) Issuing Bank or any Bank shall be subject to any tax, levy, charge or withholding of any nature or to any variation thereof or to any penalty with respect to the maintenance or fulfillment of its obligations under this Section 2.19(I)(1), whether directly or by such being imposed on or suffered by the Issuing Bank or any Bank;

               (2) any reserve, special deposit, premium, FDIC assessment, capital adequacy or similar requirement is or shall be applicable, imposed or modified in respect of any Letters of Credit issued by the Issuing Bank or participations therein purchased or deemed purchased by any Bank; or

               (3) there shall be imposed on the Issuing Bank or any Bank any other condition regarding this Section 2.19, any Letter of Credit or any participation therein;

and the result of the foregoing is to directly or indirectly increase the cost to the Issuing Bank or any Bank of issuing, making or maintaining any Letter of Credit or of purchasing or maintaining any participation therein, or to reduce the amount receivable in respect thereof by the Issuing Bank or any Bank, then and in any such case the Issuing Bank or such Bank may, at any time within a reasonable period after the additional cost is incurred or the amount received is reduced, notify the Borrowers, and Borrowers shall pay on demand to the Issuing Bank or such Bank, as the case may be, such amounts as the Issuing Bank or such Bank may specify to be necessary to compensate the Issuing Bank or such Bank for such additional cost or reduced receipt, together with interest on such amount from the date demanded until payment in full thereof at a rate equal at all times to the Adjusted Base Rate plus 3% per annum. The determination by the Issuing Bank or any Bank, as the case may be, of any amount due pursuant to this Section 2.19(I) as set forth in a certificate setting forth the calculation thereof in reasonable detail shall, in the absence of manifest error or bad faith, be final and conclusive and binding on all of the parties hereto.

          (I) Indemnification; Nature of Issuing Bank's Duties. In addition to amounts payable as elsewhere provided in Section
2.19, the Borrowers hereby agree to protect, indemnify and save the Agent, the Issuing Bank and each Bank harmless from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable attorneys' fees and/or allocated costs of internal counsel) which the Agent, Issuing Bank and each Bank may incur or be subject to as a consequence, direct or indirect, of (1) the issuance of any Letter of Credit, or (2) the failure of the Issuing Bank to honor a drawing under any Letter of Credit unless due solely to the willful misconduct of the Issuing Bank, or as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority. Without limiting the foregoing, the Issuing Bank shall have no obligation to ascertain whether the stated purpose of any requested Letter of Credit is permitted by this Agreement and shall not be liable for any Borrower's use of a Letter of Credit issued pursuant to the terms hereof in violation of the Borrowers' covenants contained herein.

(a) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of such Letters of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (b) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any such Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (c) failure of the beneficiary of any such Letter of Credit to comply fully with conditions required in order to draw upon such Letter of Credit, unless (i) such failure is material and substantive, and (ii) the Issuing Bank's payment on such Letter of Credit constitutes gross negligence or willful misconduct; (d) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (e) errors in interpretation of technical terms; (f) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any such Letter of Credit or of the proceeds thereof; (g) the misapplication by the beneficiary of any such Letter of Credit; or (h) any consequences arising from causes beyond the control of the Issuing Bank. None of the above shall affect, impair, or prevent the vesting of any of the Issuing Bank's rights or powers hereunder.

          In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by the Issuing Bank under or in connection with the Letters of Credit issued by it or the related certificates, if
(y) taken or omitted in good faith and (z) substantially in accordance with the terms thereof, shall not put the Issuing Bank under any resulting liability to the Borrowers.

          As between the Agent, the Issuing Bank and the Banks, the Issuing Bank agrees that it will take the same care as it takes in connection with letters of credit in which it alone is interested. However, neither the Issuing Bank nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them hereunder or in connection herewith except for its or their own gross negligence or willful misconduct.

          With respect to its Commitment (if any), its Pro Rata Share of the Term Loan and its portion of the Advances and Letter of Credit Liability (if any), the Issuing Bank shall have the same rights and powers hereunder as any Bank and may exercise the same as though it were not the Issuing Bank. The Issuing Bank may accept deposits from, lend money to and generally engage in any kind of banking or trust business with any Borrower and any Subsidiaries or Affiliates of such Borrower as if the Issuing Bank were not the Issuing Bank unless otherwise prohibited by the terms of this Agreement.

          It is expressly understood and agreed that the obligations of the Issuing Bank hereunder are only those expressly set forth in this Agreement and that the Issuing Bank shall be entitled to assume that no Event of Default or Unmatured Event of Default has occurred and is continuing unless the Issuing Bank has actual knowledge of such fact or has received written notice from a Bank or the Borrower that such Bank or Borrower considers that an Event of Default or Unmatured Event of Default has occurred and is continuing and specifying the nature thereof.

          So long as the Issuing Bank shall be entitled, pursuant to the immediately preceding paragraph, to assume that no Event of Default or Unmatured Event of Default, has occurred and is continuing, the Issuing Bank shall be entitled to use its discretion with respect to exercising or refraining from exercising any rights that may be vested in it by, or with respect to taking or refraining from taking any action or actions that it may be able to take under or in respect of, this Agreement. The Issuing Bank shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate, warranty or other paper or instrument believed by it to be genuine or authentic or to be signed by the proper party or parties, or with respect to anything that it may do or refrain from doing in the reasonable exercise of its judgment.

          The Banks agree to indemnify the Issuing Bank (to the extent not reimbursed by the Borrowers), ratably according to their Pro Rata Share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by or asserted against the Issuing Bank in any way relating to or arising out of this Agreement or any action taken or omitted by the Issuing Bank under this Agreement, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Issuing Bank's gross negligence or willful misconduct.


                          ARTICLE III

                     CONDITIONS OF LENDING

22             Conditions Precedent to the Initial Advance and
Term Loan Disbursement. The obligation of each Bank to make the initial Advance of its portion of the Revolving Credit, to disburse its portion of the Term Loan and to participate in any Letters of Credit issued hereunder is subject to each Bank having received, on or before the day on which such Advance, disbursement or issuance is to be made, all of the following which shall be in form and substance satisfactory to each Bank:

          (A) A copy, certified in writing as of the date hereof by the Secretary or Assistant Secretary of each Borrower, of (1) resolutions of the Board of Directors of such Borrower evidencing approval of this Agreement, the Notes and the other Loan
Documents and other matters contemplated hereby and (2) each document evidencing any other necessary corporate action and any required approvals from governmental authorities for each entity comprising the Borrowers with respect to this Agreement, the Notes and the Loan Documents;

          (B) Favorable opinions of outside counsel for each Borrower acceptable to the Banks dated the date hereof in form and substance reasonably satisfactory to the Banks covering the matters identified in Exhibit 3.1(B) attached hereto as to each Borrower;

          (C) Favorable opinions of local counsel for the Borrowers in such jurisdictions as the Banks and the Agent may require dated as of the Closing Date on such matters as the Banks shall require and in form and substance reasonably satisfactory to the Banks, the Agent and its counsel;

          (D) A certificate dated the date hereof by the Secretary or an Assistant Secretary of each Borrower as to the names and signatures of the officers of such Borrower authorized to sign this Agreement, the Notes and the Loan Documents and the other documents or certificates of such Borrower to be executed and delivered pursuant hereto. The Agent, Issuing Bank and each Bank may conclusively rely on, and shall be protected in acting upon, such certificate until they shall receive a further certificate by the Secretary or an Assistant Secretary of such Borrower amending the prior certificate;

          (E) A Revolving Credit Note payable to the order of such Bank;

          (F)       A Term Loan Note payable to the order of such Bank;

          (G) A mortgage (the "Florida Mortgage") on certain real properties and improvements located in Jacksonville, Florida (the
"Florida Property") duly executed and acknowledged in form suitable for recording;

          (H) A mortgage (the "New York Mortgage") on certain real property and improvements located in Cortlandville, New York (the
"New York Property") duly executed and acknowledged in form suitable for recording;

          (I) A mortgage (the "North Carolina Mortgage") on certain real property and improvements located in Fayetteville, North
Carolina (the "North Carolina Property") duly executed and acknowledged in form suitable for recording;

          (J) Collateral assignments of leases assigning to the Collateral Agent all leases and all rents, issues and profits of the Properties (the "Collateral Assignments") duly executed and acknowledged in form suitable for recording;

          (K) An Environmental Indemnity Agreement (the "Environmental Indemnity") whereby each Borrower shall indemnify the Agent, the Banks and the Noteholders for any loss or liability and costs of defense incurred as a result of any environmental condition on any of the Borrowers' property or otherwise relating to any Borrower as set forth in such Environmental Indemnity;

          (L) A pledge agreement pledging to the Collateral Agent all of the issued and outstanding stock of the Subsidiaries of Worldwide-DE, NCC and Maidenform respectively, excluding
Maidenform UK, Ltd., executed by the holders of any such stock
(the "Pledge Agreement");

          (M) The original certificates of all shares pledged under the Pledge Agreement accompanied by stock powers duly endorsed in blank to be held in escrow by the Collateral Agent;

          (N) A trademark security agreement (the "Trademark Agreement") assigning to the Collateral Agent all registered and unregistered trademarks, trade names and trademark or trade name applications owned by or (to the extent permitted by the licensor) licensed to the Borrowers duly executed and acknowledged and in form suitable for recording;

          (O) An intercreditor agreement (the "Intercreditor Agreement") among the Agent, the Collateral Agent, the Banks and the Noteholders;

          (P) A security agreement (the "Security Agreement") from each of the Borrowers to the Collateral Agent granting a security interest in all of the personal property, tangible or intangible, of each Borrower, together with the Uniform Commercial Code financing statements executed by the Borrowers, and any other document which the Banks may reasonably request, including without limitation any other document for filing or otherwise, in order to perfect the Collateral Agent's security interest in the Collateral;

          (Q) Originals of all of the Borrowers' instruments, chattel paper and letters of credit (drawn on a bank other than a Bank), if any, supporting any Account owed by a Purchaser meeting the requirements of clause (L) (1), (2) or (3) of the definition of Eligible Account (whether or not such Account otherwise qualifies as an Eligible Account), each properly endorsed and/or assigned to the Collateral Agent to be held in escrow by the Collateral
Agent;

          (R) Landlord's waiver(s) and estoppel certificates in form and substance satisfactory to the Agent delivered in accordance with the Security Agreement;

          (S)       Payment by the Borrowers of all Fees then due;

          (T) From each Borrower a certificate stating that, as of the date hereof, no Event of Default or Unmatured Event of Default exists;

          (U) A certificate of each Borrower on behalf of such Borrower relating to its representations and warranties set forth in Section 4.14 hereof;

          (V) A certificate duly executed by the chief financial officer of each Borrower on behalf of such Borrower that to his knowledge after due inquiry no material adverse change in the financial condition or assets or operations of the Borrowers, taken as a whole, has occurred from and after December 31, 1994;

          (W) Copies of the Articles of Incorporation, Bylaws and other charter documents of each Borrower, certified as true, correct and complete by such Borrower's Secretary or Assistant
Secretary on behalf of such Borrower and, with respect to the Articles of Incorporation, by the appropriate governmental official of the jurisdiction where such Borrower was formed;

          (X) With respect to each Borrower, certificates dated within thirty (30) days of the date hereof for United States jurisdictions and, as the Agent may require, for jurisdictions outside the United States, issued by the Secretary of State (or similar official) of each jurisdiction in which such Borrower is incorporated or does business, stating that such Borrower is a corporation duly incorporated or authorized to do business, as the case may be, and in good standing under the laws of such jurisdiction;

          (Y) For each Borrower, a certificate dated the date of this Agreement and executed by the President or Executive Vice
President and by the chief financial officer, in each case on behalf of such Borrower, confirming that to their knowledge after due inquiry (1) each of the representations and warranties made in this Agreement by such entity are true and correct in all material respects as of the date of this Agreement and of the Closing Date, (2) such entity has fully performed each and every covenant to be performed by such Borrower on or prior to the date of this Agreement, and (3) such entity has satisfied each of the conditions set forth in this Article III (to the extent required to be satisfied by such entity);

          (Z) Five year Consolidated projections for the Borrowers for each year and portion thereof through the Termination Date, and such other financial statements, reports, projections and information as the Banks may reasonably request, all of which shall be certified by each Borrower as of the date hereof as representing reasonable projections of anticipated results based upon all of the information available to them;

          (AA) The Combined Pro Forma relating to the four quarters ending December 31, 1994;

          (BB) The results of Uniform Commercial Code, judgment, and bankruptcy searches of the jurisdictions listed in Exhibit 4.8 showing no prior liens or judgments against any Borrower or any of their assets, except as disclosed on Exhibit 4.8 hereto;

          (CC) Estoppel certificates, in form and substance acceptable to the Agent from any other Person which has provided a credit facility to any Borrower in excess of $1,000,000.00;

          (DD)      The following evidence of insurance coverage:

               (1) a copy of all risk casualty insurance policies in an amount equal to 100% of the replacement value of all improvements on the Properties and each Borrower's Inventory, fixtures and equipment, in form and substance satisfactory to the Agent and its counsel identifying the Collateral Agent as loss payee under a standard mortgagee clause (with respect to real property) and a standard lender loss payee clause (with respect to personalty);

               (2) a certificate of insurance issued to the Agent evidencing workmen's compensation and public liability insurance, insuring the interest of each Borrower in amounts and in form and substance satisfactory to the Agent and its counsel; and

               (3) evidence of all insurance required hereunder or under the Mortgages.

               Each policy of insurance must be issued by an insurance company satisfactory to the Agent, must not be in arrears as to the payment of premiums, and must provide that it will not be terminated without at least 30 days prior written notice to the Agent;

          (EE) United States Trademark lien searches showing no perfected liens against the trademarks of the Borrowers;

          (FF) Termination statements from parties holding liens which are not permitted in accordance herewith;

          (GG) An appraisal of the Properties prepared by MAI appraisers acceptable to the Agent and otherwise satisfactory in form and substance to the Banks and the Agent;

          (HH) Policies of title insurance or "marked-up" commitments to issue policies of title insurance, with all premiums paid, issued by a title company satisfactory to the Banks insuring the Mortgages, as valid first priority mortgage liens, subject only to exceptions approved by the Banks together with reinsurance or coinsurance agreements (as the Agent may require) and direct access agreements with such insurers and in such amounts as the Agent may require;

          (II) To the extent required by the title insurer as a condition to removing the "survey exception" on the title insurance policies referred to in subsection (AI) above, recent surveys of each of the Properties subject to Mortgages for which title insurance is required under subsection (AI) above, prepared by a surveyor licensed by the State where such property is located or professional engineer acceptable to the Banks conforming to the requirements of the title insurance issuer showing all lot and street lines and the location of all improvements and easements and means of ingress and egress to and from such property;

          (JJ) Flood insurance for the Properties or evidence that none of the improvements on the Properties are located in a flood hazard area;

          (KK) Copies of all easements, agreements, restrictions and conditions pertaining to the Properties;

          (LL) Copies of all material licenses, permits, and other Governmental Approvals required for operation of the Properties required by the Banks, the Agent or its counsel;

          (MM) Phase I environmental audits of the Properties each in form and substance and indicating results satisfactory to the Agent;

          (NN) Satisfactory completion of the Agent's audit and due diligence;

          (OO)  The Borrowers' December 31, 1994, Financial Statements;

          (PP) Evidence that the acquisition of NCC by Worldwide-DE and/or Maidenform has been completed and that closing has occurred under the Private Placement;

          (QQ) Certified copies of all documents related to the acquisition of NCC by Worldwide-DE and/or Maidenform, all of which shall be satisfactory to the Agent in form, substance and structure;

          (RR) Certified copies of all shareholder agreements, management agreements and similar agreements relating to the present or future ownership, operations or management of the Borrowers, or any of them;

          (SS) Certified copy of all documents evidencing the Subordinated Debt, all in form and substance satisfactory to the Agent;

          (TT)  A completed Borrowing Base Certificate;

          (UU) Certified copies of all documents, agreements and contracts relating to the retirement of Robert Brawer and consequent payments to be made by the Borrowers or any of them to him;

          (VV) A certificate from the Borrowers stating that the conditions set forth in Section 3.2 are satisfied as of the Closing Date and that there has been no material adverse change to the financial condition or business operations of the Borrowers since December 31, 1994;

          (WW) executed resolutions, signature cards and such other documents required by the Issuing Bank to establish the Letter of Credit Cash Collateral Account; and

          (XX) such other documents as may be reasonably requested by the Banks, the Agent or its counsel.

23             Conditions Precedent to All Disbursements.  The
obligation of each Bank to disburse its portion of the Term Loan and to make Advances under the Revolving Credit (including the initial Advance) and the rights of the Borrowers to select Interest Rates under Section 2.7 are subject to the further conditions precedent that:

          (A) The representations and warranties contained herein shall be accurate on and as of the date of such Advance, disbursement or selection as though made on and as of such date except for changes permitted hereby or in writing by the Banks or Majority
Banks, in accordance with Sections 8.1 or 8.4, as applicable;

          (B) No Event of Default or Unmatured Event of Default shall have occurred and be continuing or will result from the making of such Advance, disbursement or selection; and

          (C) No strike, slowdown, picketing or work stoppage by employees against any Borrower, any lockouts by any Borrower of its employees or any other occurrence, event or condition of a similar character which, in any such case or in the aggregate, has a material adverse effect on the business, prospects or financial condition of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

24             Conditions to Issuance of Letters of Credit.  The
obligation of the Issuing Bank to issue any Letter of Credit hereunder is subject to the prior or concurrent satisfaction of all of the following conditions:

          (A) On or before the date of issuance of each Letter of Credit, the Agent shall have received (unless waived by all of the Banks), in accordance with the provisions of Section 2.19(A), a notice requesting the issuance of such Letter of Credit, an executed application for such Letter of Credit in the form customarily required by the Agent for the issuance of letters of credit, all other information specified in Section 2.19(A), and such other documents as the Agent may reasonably require in connection with the issuance of such Letter of Credit;

          (B) On the date of issuance of each Letter of Credit, all conditions precedent described in Sections 3.2(A) and 3.2(B) shall be satisfied to the same extent as though the issuance of such Letter of Credit were the making of an Advance, and each request by the Borrowers to the Agent to issue a Letter of Credit shall constitute a representation by the Borrowers that at the time thereof (1) all conditions precedent described in Sections
3.2(A) and 3.2(B) have been satisfied and (2) the sum of the proposed Letter of Credit plus the Letter of Credit Liability plus the Advances then outstanding would not exceed the Credit
Limit and (3) the sum of the proposed Letter of Credit plus the Letter Credit Liability will not exceed the Letter of Credit
Sublimit; and

          (C) On or before the date of issuance of such Letter of Credit, the Borrowers shall have paid the fees required under
Section 2.19(G).


                           ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES

     Each Borrower represents and warrants to the Agent, the Issuing Bank and the Banks as follows:

25             Existence.  Each Borrower is a corporation duly
incorporated, validly existing and in good standing under the laws of its state or other jurisdiction of incorporation. Each Borrower has all requisite power and authority, corporate and otherwise, to conduct its business and to own its properties and is duly qualified as a foreign corporation in good standing in all jurisdictions in which its failure so to qualify could have a material adverse effect on the financial condition or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole; provided that Worldwide-DE is in the process of qualifying to do business in Puerto Rico, and Borrowers hereby agree to complete such process within thirty (30) days from the date hereof. The Banks acknowledge that as of the date hereof, Worldwide-NY is in the process of merging into Worldwide-DE and Borrowers agree to complete such process within one-hundred twenty (120) days of the date hereof.

26             Authorization.  The execution, delivery and
performance by each Borrower of this Agreement, the Notes and the Loan Documents have been duly authorized by all necessary corporate action, and do not and will not violate any current provision of any government regulation or statute, or of the charter or by-laws of such Borrower or result in a breach of or constitute a default under any instrument or other material agreement to which such Borrower is a party or by which it or its properties are bound or affected.

27             Validity.  This Agreement constitutes, and the
Notes and the Loan Documents when duly executed and delivered will constitute, valid and legally binding obligations of such Borrower, enforceable in accordance with their respective terms, except as such enforceability may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors' rights generally and subject to the availability of equitable remedies.

28             Financial Information.  The Consolidated balance
sheet and statements of cash flows and operations of the Borrowers and statement of income and retained earnings as of and for the year ended December 31, 1994, audited by Ernst & Young (or in the case of NCC and Crescent, Coopers & Lybrand), copies of all of which have been furnished to the Banks, are accurate, show all material liabilities, direct and contingent, and present fairly the financial positions, the results of operations and cash flows at such dates and for the periods ended on such dates, all in accordance with GAAP. Since December 31, 1994, to the date hereof, there has been no material adverse change to the financial condition (other than as reflected on the Combined Pro Forma), business or prospects of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole either in such financial positions or in such results of operations. The projections delivered pursuant to Section 3.1 hereof have been prepared and delivered to the Banks in good faith, and are based upon reasonable assumptions.

29             Litigation.  Except as set forth in Exhibit 4.5,
there are no actions, suits or proceedings pending or, to the knowledge of the Borrowers, threatened against any Borrower, or any of their respective properties before any court or governmental department, commission, board, bureau, agency or instrumentality (domestic or foreign) which if adversely determined are likely individually or in the aggregate to have a material adverse effect on the business, prospects or financial condition of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

30             Contingent Liabilities.  There are no suretyship
agreements, guarantees or other contingent liabilities of any Borrower other than guarantees and other contingent liabilities that are disclosed in the financial statements mentioned in
Section 4.4, or identified on Exhibit 4.15 attached hereto, except for those arising in the ordinary courses of business and which are not in the aggregate material.

31             Taxes.  Each Borrower has filed all tax returns
and reports required to be filed before the date of this Agreement and has paid all taxes, assessments and charges imposed upon it or its property, or that it is required to withhold and pay over, to the extent that they were required to be paid before the date of this Agreement except where (A) an extension for filing is available and such Borrower has taken the necessary steps to qualify for such extension, or (B) where the failure to file would not have a material adverse effect on the business, prospects or financial condition of any Borrower.

32             Encumbrances.  Except as disclosed in Exhibit 4.8
attached hereto, or permitted pursuant to Section 5.5, none of the properties or assets of any Borrower are subject to any lien, encumbrance or security interest, other than in favor of the Collateral Agent.

33             Consents.  Except as set forth in Exhibit 4.9, no
authorization, consent, approval, license, exemption by or filing (except for filings or recordings of security documents as contemplated by Section 3.1 hereof) or registration with any court or governmental department, commission, board (including the Board of Governors of the Federal Reserve System), bureau, agency or instrumentality, domestic or foreign, is or will be necessary for the valid execution, delivery or performance by any Borrower of this Agreement, the Notes or any of the Loan
Documents.   Each Borrower has obtained all Governmental
Approvals necessary for the conduct of the Borrower's business, and the conduct of the Borrower's business is not and has not been in violation of any such Governmental Approval or any applicable federal or state law, rule or regulation, the failure of the Borrower to obtain or to comply with would, in any such case, have a material adverse effect on any Borrower.

34             ERISA.  As of the date hereof, the Borrowers and
the members of their Controlled Group maintain only those Defined Benefit Pension Plans, Defined Contribution Plans and other Plans listed on Exhibit 4.10 attached hereto and contribute to only those Multiemployer Plans listed on Exhibit 4.10 attached hereto. All such Defined Benefit Pension Plans and Defined Contribution Plans, as of the date hereof, meet the minimum funding standards of 412 of the Code, the regulations thereunder and 302 of ERISA without regard to any funding waiver. No material Prohibited Transaction has occurred with respect to any Plan. No Reportable Event has occurred with respect to any Defined Benefit Pension Plan which Reportable Event would have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole. Except as set forth in Exhibit 4.10 hereof, as of December 31, 1994 (which, the Borrowers represent, was the last day of the fiscal year of the Defined Benefit Pension Plan sponsored by the Borrowers last ended), no Defined Benefit Pension Plan sponsored by any Borrower or any member of its Controlled Group has any Amount of Unfunded Benefit Liabilities. No trust was established in connection with any such Defined Benefit Pension Plan pursuant to 4049 of ERISA (as in effect on December 17, 1987) and no liabilities which would have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole (whether or not such liability is being litigated) have been asserted against any Borrower or any member of its Controlled Group in connection with any such Defined Benefit Pension Plan by the PBGC or by a trustee appointed pursuant to 4042(b) or (c) of ERISA, and no lien has been attached and neither the PBGC nor the Internal Revenue Service has threatened to attach a lien on any property of any Borrower or any member of its Controlled Group as a result of any failure to comply with the Code or the Treasury regulations thereunder or ERISA. All Plans maintained by any Borrower or any member of its Controlled Group comply (A) in operation with the applicable requirements of the Code and the regulations thereunder and ERISA, and (B) in form with those requirements of the Code and the regulations thereunder and ERISA which must be met on the date hereof, unless noncompliance therewith is not likely to have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole. If any Borrower or any member of its Controlled Group was obligated to pay the potential Withdrawal Liabilities for which any of them would be liable if each of them were to withdraw from the Multiemployer Plans to which any of them makes contributions over the period and in the amount prescribed pursuant to MPPAA, such obligation would not have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole. There is not now, and has not been, any violation of the Code or the regulations thereunder or ERISA with respect to the filing of applicable reports, documents, and notices regarding the Plans of the Borrowers or any member of its Controlled Group with the Secretary of Labor, the Secretary of the Treasury, the PBGC or any other governmental entity or the furnishing of such documents to the participants or beneficiaries of the Plans the effect of which is likely to have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole. Except as set forth in Exhibit 4.10, neither the Borrower nor any member of its Controlled Group has any unfunded liabilities of unfunded and uninsured "employee welfare benefit plans" (as defined in 3(1) of ERISA) which are likely to have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole. There is not now, and has not been, any violation of the "continuation coverage requirements" of "group health plans" of former 162(k) of the Code and the regulations thereunder (as in effect for tax years beginning on or before December 31, 1988) and of 4980B of the Code and the regulations thereunder (as in effect for tax years beginning on or after January 1, 1989) and Part 6 of Subtitle B of Title I of ERISA with respect to any Employee Benefit Plan of the Borrower or of any member of its Controlled Group to which such continuation coverage requirements apply which has a material adverse effect directly or indirectly on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

35             Ownership.  Except as listed on Exhibit 4.11, the
Borrowers have title to, or valid leasehold interests in, all of its properties and assets, real and personal, including the properties and assets, and leasehold interests reflected on the financial statements referred to in Section 4.4 hereof.

36             Subsidiaries and Ownership of Stock.  Exhibit 4.12
is a complete and accurate list of the entities comprising the Borrowers, and shows (A) the jurisdiction of incorporation or organization of each such entity, (B) the ownership of the outstanding stock or other interest of Worldwide-DE and Worldwide-NY, and (C) the chief executive office and each other business location of each Borrower. All of the outstanding capital stock or other interest of each Borrower has been validly issued and is fully paid and nonassessable. Except as reflected on Exhibit
4.11 or Exhibit 4.12, Worldwide-DE owns all of the outstanding capital stock of Maidenform and Maidenform owns all of the outstanding capital stock of all other Borrowers, in all cases free and clear of all liens, claims or encumbrances. No Borrower has any Subsidiaries or Affiliates except for other Borrowers and those Persons owning the capital stock of Worldwide-DE shown on
Exhibit 4.12.

37             Margin Stock.  No Borrower engages in the business
of making loans for the purchase of Margin Stock.

38             Environmental Matters.  Each Borrower is in
possession of and in compliance with all required permits and Environmental Laws relating to the discharge or release of liquids, gases or solids into the air, water, and soil except where non-compliance would not have a material adverse effect on the financial condition (including without limitation, asset value), prospects, or business of the Borrowers taken as a whole
or the Domestic Borrowers taken as a whole.   No Borrower
refines, processes, generates, stores, recycles, transports, disposes of, or releases into the environment any "hazardous substance" as that term is defined under Section 101(14) of CERCLA or any hazardous or toxic substances as those terms are defined by the provisions of any state or local environmental statute or regulation, except in the ordinary course of its business. Each Borrower which refines, processes, generates, stores, recycles, transports, disposes of, or releases into the environment any such "hazardous substance" does so in accordance with all applicable Environmental Laws except where non-compliance would not have a material adverse effect on the financial condition (including without limitation, asset value), prospects, or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole. No Borrower has received:
(A) written or, to its knowledge oral, notice from any governmental agency that it is a potentially responsible party in any proceeding under CERCLA or any similar state or local environmental statute or regulation, or (B) any written or, to its knowledge oral, notice of violation, citation, complaint, request for information, order, directive, compliance schedule, notice of claim, proceeding or litigation from any party concerning such entity's compliance with any Environmental Law which is presently outstanding or unresolved.

39             Debt and Guarantees.  Except as set forth in
Exhibit 4.15 hereto, no Borrower has any debt and no Borrower has guaranteed the payment or performance of the debts or obligations of any other Person except for the guaranty of checks or other documents for collection in the ordinary course of business or as permitted pursuant to Section 4.16 hereof.

40             Credit Arrangements.  Exhibit 4.16 hereto is a
list, complete and correct in all material respects, of all credit agreements, indentures, purchase agreements, guaranties, capital leases, and other investments, agreements and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of any letters of credit or for acceptance financing) in respect of which any Borrower is in any manner directly or contingently obligated, excluding therefrom any single agreement relating to the purchase of the machinery, equipment, goods and supplies made in the ordinary course of business of less than $500,000.00; and the maximum principal or face amount of the credit in question is therein correctly stated and all liens of any nature are therein correctly described.

41             Regulation U, Etc.  The Loans will not constitute
a violation of Regulation G, T, U or X of the Board of Governors of the Federal Reserve System. No part of the proceeds of the Loans will be used for any purposes which violate or are inconsistent with the provisions of any of such regulations.

42             Licenses, Permits, Etc.  Each Borrower is in
possession of and operating in compliance with all franchises, grants, authorizations, licenses, permits, easements, consents, certificates and orders required for the conduct of its business now conducted, and all of them are valid and in full force and effect except to the extent that the failure to possess any such franchise, grant, authorization, license, permit, easement, consent, certificate or order does not and will not have a material adverse effect on the financial condition, business operations or prospects of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

43             Compliance with Laws.  Each Borrower is in
compliance with all laws, rules, regulations, and orders of all Federal, state and governmental agencies and courts (domestic and foreign) which are applicable to it, to the conduct of its business, or to the ownership and use of its properties except where failure to so comply would not have a material adverse effect on the financial condition, business or prospects of the Borrowers taken as a whole or on the Domestic Borrowers taken as a whole.

44             Labor Matters.  On the date of execution of this
Agreement there are no existing, or to the best of the Borrowers' knowledge threatened or contemplated, strikes, slowdowns, picketing or work stoppages by any employees against any Borrower, any lockouts by any Borrower of any of its employees or any other occurrence, event or condition of a similar character affecting, or which may materially affect the financial condition or results of operations of any Borrower or the Domestic Borrowers taken as a whole.

45             Outstanding Judgments or Orders.  Each Borrower
has satisfied all judgments against it and no Borrower is in default with respect to any judgment, writ, injunction, decree, material rule or regulation of any court, arbitrator or commission, board bureau, agency or instrumentality, domestic or foreign, pertaining to such Borrower.

46             No Defaults on Other Agreements.  No Borrower is
subject to any charter or corporate restriction which could have a materially adverse effect on the business, properties, assets, operations or conditions, financial or otherwise, of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole, and no Borrower is a party to any indenture, loan or credit agreement or any lease or other agreement or instrument or subject to any charter or corporate restriction which could have a materially adverse effect on the ability of such Borrower to carry out its obligations under the Loan Documents. No Borrower is in default in any material respect in the performance, observance or fulfillment of any of the material obligations, covenants or conditions contained in any agreement or instrument material to its business to which it is a party.

47             Public Utility Holding Company Act.  No Borrower
is a Public Utility Holding Company within the meaning of the Public Utility Holding Company Act.

48             Patents.  The Borrowers do not own, have not
obtained and have not applied for any patents from the United
States Patent and Trademark Office which are valid on the date hereof.

49             Full Disclosure.  No representation or warranty by
the Borrowers in this Agreement and no information in any statement, certificate, schedule or other document furnished or to be furnished to the Banks, the Agent or the Issuing Bank pursuant hereto, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements contained herein or therein not misleading. Except as disclosed in this Agreement and the Exhibits attached hereto, there is no fact known to any Borrower which it has not disclosed to the Banks, the Agent and the Issuing Bank in writing which materially adversely affects, or, so far as the Borrowers can now reasonably foresee, may materially adversely affect, the business, financial condition or results of operations of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.


                           ARTICLE V

                   COVENANTS OF THE BORROWERS

     So long as any amount due any Bank hereunder remains outstanding, or any Bank shall have any Commitment hereunder, unless the Majority Banks or Banks, as required under Section 8.1 hereof, shall otherwise consent in writing, each Borrower agrees that:

50             Use of Proceeds.  The proceeds of the Loans will
be used for the purposes set forth in the Background Section hereof.

51             Financial Statements.  (A)  The Borrowers will
furnish to each Bank, not later than 90 days after the end of each year, Financial Statements as of and for the 12 months ending the last day of such year, audited by Ernst & Young or other independent certified public accountants reasonably satisfactory to the Agent. Concurrently with such year-end Financial Statements, the Borrowers shall furnish to each Bank a written statement by such accounting firm stating that, nothing came to their attention that caused them to believe that a Borrower failed to comply with the covenants contained in Sections 5.16 through 5.24 hereof inclusive and Sections 5.4, 5.5, 5.13, 5.14, 5.26 and 5.27 hereof insofar as they relate to accounting matters (which statement may contain such qualifications and limitations as are customarily included in such a report).

          (A) In addition, the Borrowers will furnish to each Bank, (i) within sixty (60) days from the date hereof the Combined Pro
Forma for the period from January 1, 1995 through the date hereof, and (ii) within 60 days of the close of each fiscal quarter other than the last fiscal quarter of each fiscal year, the Borrowers' Interim Financial Statements for such fiscal quarter and the period then ended prepared by the Borrowers in accordance with GAAP, consistently applied, subject only to usual year-end adjustments and the absence of footnotes.

          (B) The Borrowers will also furnish to each Bank, within 20 days of the end of each month (as of the end of each previous calendar month) prior to the Termination Date, a completed
Borrowing Base Certificate substantially in the form of Exhibit
1.1A hereto executed by the chief financial officer(s) of the Borrowers.

          (C) With all Financial Statements and Interim Financial Statements, the Borrowers will provide to each Bank (i) a legal opinion form the Borrower's General Counsel (with Interim
Financial Statements) or outside counsel (with Financial
Statements) as to whether an Event of Default has occurred under
Section 6.1(J), and (ii) the certificate of the chief financial officer of the Borrowers, which certificate shall state that such Financial Statements or Interim Financial Statements are complete and correct in all material respects and prepared in accordance with GAAP, subject only to usual year-end adjustments and the absence of footnotes in the case of Interim Financial Statements. The Borrowers shall furnish to each Bank together with all Financial Statements, Interim Financial Statements and the
Combined Pro Forma delivered pursuant to section 5.2(B)(i) above, a certificate executed by its chief financial officer on behalf of the Borrowers, which certificate shall include all necessary calculations, which shall state that the signer: (1) has reviewed the terms of this Agreement and has made, or caused to be made under his supervision, a review in reasonable detail of the transactions and condition of the Borrowers during the accounting period covered by such Financial Statements or Interim Financial Statements and that such review has not disclosed the existence during or at the end of such accounting period; and (2) does not have knowledge of the existence as at the date of the certificate, of any condition or event which constitutes an Event of Default or Unmatured Event of Default or if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Borrowers have taken, are taking and propose to take with respect thereto. A compliance certificate substantially in the form of Exhibit 5.2 hereto executed by the Borrowers' chief financial officer(s) on behalf of the Borrowers shall be delivered to each Bank at the same time as all Financial Statements, Interim Financial Statements and the Combined Pro Forma delivered pursuant to Section 5.2(B)(i) above are delivered hereunder.

          (D) Promptly upon receipt thereof, the Borrowers shall deliver to the Banks copies of any management letters or other reports submitted to the Borrowers by independent certified public accountants in connection with the examination of the Financial
Statements of the Borrowers or a certification by the chief financial officer of Borrowers that there is nothing in the certified accountant's reports indicating any material adverse effect on the condition (financial or otherwise), business, operations or prospects of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

          (E) Simultaneously with the filing thereof, the Borrowers shall deliver to the Banks copies of all notices required by law or regulation to be filed, reports, registrations and requests for interpretive letters or rulings filed with the Securities and Exchange Commission.

52             Insurance.  Each Borrower will maintain insurance
with financially sound and reputable insurance companies or associations as required in the Security Documents and otherwise in such amounts and covering such risks as are usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which such Borrower operates or owns such properties. The Borrowers may self-insure such risks in such amounts as the Borrowers reasonably determine in their prudent business judgment, to the Agent's satisfaction, provided that adequate reserves are established therefor if required by GAAP and provided further that the Borrowers maintain an umbrella public liability issuance policy in the amount of not less than $35,000,000 and with deductibles of not more than $100,000.

53             Taxes.  Each Borrower will pay all taxes,
assessments and charges imposed upon it or its property or that it is required to withhold and pay over when due, except where such taxes, assessments and charges are contested in good faith and where adequate reserves have been set aside.

54             Encumbrances.  (A)  No Borrower will create,
incur, assume or suffer to exist, any mortgage, pledge, judgment, lien or other encumbrance of any kind upon, or any security interest in, any of its property, or assets, including, without limitation, patents, trademarks, copyrights or any other general intangible except for (1) liens for taxes not yet delinquent or being contested in good faith and by appropriate proceedings, (2) liens solely securing the performance of bids, tender contracts, surety and appeal bonds, or similar obligations, arising in the ordinary course of business, provided that the Borrowers remain in compliance with the terms of such obligations, (3) liens in connection with workmen's or worker's compensation, unemployment insurance or other social security obligations, (4) mechanic's, materialman's, landlord's, carrier's, or other similar liens arising in the ordinary course of business with respect to obligations that are not due, or which are being contested diligently, in good faith and by appropriate proceedings, provided that (a) such proceedings have the effect of staying execution on such liens, and (b) adequate reserves have been set aside or the obligation being contested has been bonded against,
(5) the encumbrances mentioned in Section 4.8 hereof, (6) purchase money liens in amounts not to exceed, in the aggregate, 15% of Tangible Net Worth at any time outstanding, on any Capital Asset hereafter acquired including the assumption of any lien on such Capital Assets existing at the time of such acquisition, any lien incurred in connection with any conditional sale or other title retention agreement, a capital lease, or construction loans or permanent financing for new construction; provided that (a) any property subject to any of the foregoing is acquired by a Borrower in the ordinary course of its business and the lien on any such property is created contemporaneously with such acquisition or in accordance with the construction financing or permanent financing of a newly constructed facility; (b) the obligation secured by any lien so created, assumed or existing shall not exceed 100% of the lesser of cost or fair market value as of the time of acquisition of the property covered thereby to the Borrower acquiring the same; and (c) each such lien shall attach only to the Capital Asset so acquired and fixed improvements thereon, and (7) liens in favor of the Collateral Agent.

          (A) No Borrower will agree with any Person other than the Noteholders to restrict its ability to grant mortgages, pledges, liens, or other encumbrances upon, or security interests in, any of its property or assets to the Banks hereunder.

55             Compliance with Laws.  Each Borrower will comply
with all laws and regulations applicable to it in the operation of its business except where the failure to so comply would not have a material adverse effect on the financial condition, business or prospects of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

56             Inspection by Banks; Future Appraisals.  (A) Each
Borrower will permit representatives of each Bank to inspect the property and books and records of such Borrower and to make extracts therefrom at all reasonable times and, except after the occurrence of an Event of Default, upon reasonable prior notice from such Bank. The Borrowers agree to reimburse the Banks for all reasonable costs and expenses incurred in connection with any such inspection, including without limitation a per diem charge for the Agent's personnel at rates typically charged by the Agent for similar services, performed after there occurs an Event of Default or an Unmatured Event of Default or if performed prior thereto at the request of the Majority Banks.

          (A) The Agent shall have the right at any time and from time to time as long as any Loan or any Letter of Credit is outstanding to require that a new fair market appraisal of the Properties or any of them be prepared by an appraiser satisfactory to the Agent and pursuant to a methodology acceptable to the Agent, and if required after there has occurred an Event of Default or an Unmatured Event of Default, or if such appraisal is required by law or regulation or by any Bank's regulator, then the costs of each such appraisal shall be paid by the Borrowers upon demand.

57             Reports.  The Borrowers will furnish to the Agent
and to each Bank:

          (A) As soon as possible after any Borrower has knowledge of the occurrence of any Event of Default or Unmatured Event of Default, a written statement by the chief executive or chief financial officer of such Borrower on behalf of such Borrower setting forth details of such Event of Default or Unmatured Event of Default, stating whether or not the same is continuing and, if so, the action that such Borrower proposes to take with respect thereto;

          (B) Immediately after receiving notice thereof, notice in writing of all actions, suits and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign if an adverse result thereof could have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole;

          (C) As soon as practicable after any Borrower has knowledge of the occurrence of a change in the business, properties or the operations and condition (financial or otherwise) of such Borrower that such Borrower considers to be materially adverse taking all Borrowers as a whole or the Domestic Borrowers taken as a whole, a statement by such officer setting forth details of such material adverse change and the action that the Borrowers propose to take with respect thereto;

          (D) Copies of any information, report or notice delivered or required to be delivered by the Borrowers to the Noteholders;
and

          (E) Such other information respecting the business, properties, condition and operations (financial or otherwise including but not limited to management letters issued by the Borrowers' accountants) of each Borrower as the Agent or any Bank may at any time and from time to time reasonably request be furnished to it.

58             ERISA.  (A)  Each Borrower and all members of its
Controlled Group will comply in all material respects with the applicable provisions of ERISA and the Code and the regulations thereunder with respect to any Plan including the timely filing of required annual reports and the payment of PBGC premiums.

          (A) Each Borrower will cause to be made all contributions required to avoid any accumulated funding deficiency (as defined in 412(a) of the Code and the regulations thereunder and 302(a) of ERISA), unless waived until after the Commitment
Termination Date, with respect to any pension plan (as defined in 3(2) of ERISA) which is subject to Part 3 of Subtitle B of Title
I of ERISA or Section 412 of the Code and the regulations thereunder and which is maintained by the Borrower or any member of its Controlled Group.

          (B) As soon as practicable (and in any event within five days) after any Borrower has reason to know (1) that any Reportable Event has occurred with respect to any Defined Benefit
Pension Plan maintained by a Borrower or any member of its Controlled Group, (2) that any Defined Benefit Pension Plan maintained by a Borrower or any member of its Controlled Group is to be terminated in a "distress termination" (within the meaning of 4041(c) of ERISA), (3) that the PBGC has instituted or will institute proceedings under Title IV of ERISA to terminate any Defined Benefit Pension Plan maintained by a Borrower or any member of its Controlled Group, (4) that a Borrower has incurred
Withdrawal Liability from a Multiemployer Plan maintained by it or any member of its Controlled Group, which is likely to have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole, or (5) that any Multiemployer Plan to which a Borrower or any member of its Controlled Group has made contributions is in Reorganization, such Borrower will furnish a statement to the Agent and each Bank setting forth the details of such Reportable Event, distress termination, termination proceedings, Withdrawal Liability, or Reorganization, and the action that the Borrowers propose to take with respect thereto, together with a copy of any notice of such Reportable Event or distress termination given to the PBGC, or a copy of any notice of termination proceedings, Withdrawal
Liability, or Reorganization received by a Borrower or any member of its Controlled Group.

          (C) Each Borrower will furnish to the Agent and each Bank as soon as possible after receipt thereof a copy of any notice that a Borrower or any member of its Controlled Group receives from the PBGC, the Internal Revenue Service, the Department of Labor, any other governmental entity or from the sponsor of any Multiemployer Plan that sets forth or proposes any action to be taken or determination made by the PBGC, the Internal Revenue
Service, the Department of Labor, any other governmental entity or the sponsor of any Multiemployer Plan with respect to any Plan or Multiemployer Plan, which is likely to have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic
Borrowers taken as a whole.

          (D) Each Borrower will promptly notify the Agent and each Bank of any material taxes, penalties, interest charges and other financial obligations that have been assessed or otherwise imposed, or that such Borrower has reason to believe may be assessed or otherwise imposed, against any Borrower or any member of its Controlled Group by the Internal Revenue Service, the PBGC, the Department of Labor or any other governmental entity with respect to any Plan or Multiemployer Plan, provided, however, that no notice shall be required with respect to amounts that have been (or will be) reflected on the applicable
Borrower's tax return.

          (E) Each Borrower will promptly notify the Agent and each Bank of the adoption of any Plan or any obligation to contribute to any Multiemployer Plan by any Borrower or any member of its Controlled Group if the potential liability thereunder is likely to have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

          (F) No Borrower will withdraw, or permit any member of its Controlled Group to withdraw, from any Multiemployer Plan to which any of them now or hereafter contribute if the Withdrawal
Liability which would thereupon be incurred and the payments thereupon required over the time period required would have a material adverse effect on the financial condition, prospects, property or business of the Borrowers or the Domestic Borrowers taken as a whole. No Borrower will permit (1) with respect to any Employee Benefit Plan, any Prohibited Transaction or
Prohibited Transactions under ERISA or the Code and the Treasury regulations thereunder resulting in liability of the Borrower or any member of its Controlled Group which individually or in the aggregate would have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole or (2) with respect to any Defined Benefit Pension Plan, any Reportable Event under ERISA, if upon termination of the Plan or Plans with respect to which one or more such Reportable Events has occurred there is or would be any liability of any of the Borrower or any members of their Controlled Group to the PBGC which individually or in the aggregate would have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole. In either case, the Borrowers will promptly notify the Agent and each Bank of any such Prohibited Transaction or Reportable Event.

          (G) No Borrower will fail to make required minimum contributions, or permit any member of its Controlled Group to fail to make required minimum contributions with respect to a Defined Benefit Pension Plan, resulting in a lien (as provided in the Code or 302(f) of ERISA) against any Borrower or any member of its Controlled Group.

          (H) No Borrower will permit the adoption of a plan amendment which results in significant underfunding (as defined in 307 of ERISA) of a Defined Benefit Pension Plan which requires such Borrower or any member of its Controlled Group to provide security if such underfunding would have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

          (I) No Borrower will acquire, or permit the acquisition by any member of its Controlled Group of, any trade or business which has incurred either directly or indirectly any Amount of Unfunded Benefit Liabilities under any Defined Benefit Pension
Plan, if such acquisition would have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

          (J) No Borrower will permit a violation of the "continuation coverage requirements" of "group health plans" of 4980B of the Code and the regulations thereunder and Part 6 of Subtitle B of Title I of ERISA with respect to any Employee Benefit Plan of any Borrower or of any member of its Controlled Group to which such continuation coverage requirements apply if such violation would have a material adverse effect on the financial condition, prospects, property or business of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

59             Environmental Matters.  (A)  Each Borrower will
obtain and comply with all required permits, licenses, registrations, and approvals relating to the discharge or release of liquids, gases or solids to the environment. To the extent that such are applicable to the operation of its business, each Borrower will comply with all laws, rules, regulations and governmental orders and directives relating to the generation, treatment, storage, transportation, disposal and release into the environment and cleanup of any "hazardous substance" as that term is defined under Section 101(14) of CERCLA, or any hazardous or toxic substances as defined by the provisions of any state or local environmental statute or regulation at all premises owned or operated by such Borrower except where the consequences of failing to do so will not have a material adverse effect on the financial condition, business, prospects or asset value of the Borrowers or any of them.

          (A) Each Borrower will notify the Agent and each Bank in writing of the receipt by it of (1) any written notice from any governmental agency that it is a potentially responsible party in any proceeding under CERCLA or any similar state or local environmental statute or regulation, (2) any written notice of any claim, proceeding, litigation, order, directive, citation, or request for information concerning its compliance with the Environmental Laws, (3) written notice of any alleged violation of the Environmental Laws, or (4) any information known to it concerning any potentially materially adverse environmental condition on, above, or beneath its premises, including but not limited to any spilling, leaking, discharge, release, or threat of release of any hazardous or toxic waste or substance.

60             Nature of Business.  No Borrower will make any
material change in the nature of its business as conducted at the date of this Agreement.

61             Regulation U.  No Borrower will: (A) use the
proceeds of the Loan to purchase or carry any Margin Stock; (B) engage in the business of making loans for the purchase of Margin
Stock; or (C) purchase or carry Margin Stock.

62             Disposal of Assets.   No Borrower will dispose of
any asset except (A) Inventory in the ordinary course of business; (B) assets (other than trademarks, patents and other intellectual property) which have become obsolete and which are promptly replaced with assets having similar value and utility; and (C) assets disposed of in arms-length transactions for fair market value (as reasonably determined by Borrowers) having an aggregate value over the term of this Agreement of not more than Seven Million Five Hundred Thousand Dollars ($7,500,000.00).

63             Loans, Investments, Guarantees and Other
Contingent Liabilities. No Borrower will (A) become liable on the obligation of anyone except (i) by endorsement of negotiable instruments for deposit or collection in the usual course of business, and (ii) Domestic Borrowers may become liable as guarantors or otherwise for the obligations of (a) other Domestic Borrowers, (b) Offshore Borrowers in commercial transactions in the ordinary course of business and/or (c) any other Person (the liabilities described in this subclause (c) shall be referred to herein as "Third Party Guarantees" and, collectively with the liabilities described in clause (b), the "Guarantees"), or (B) except as set forth in Exhibit 5.14 hereto, make any loan or investment except for (i) investments in Cash Equivalents, (ii) investments in bank deposits as otherwise permitted hereby, (iii) loans or investments in Domestic Borrowers, (iv) Protection Agreements in the ordinary course of Borrowers' business and not for speculation; (v) loans or investments in Offshore Borrowers (such loans and investments, to the extent made by Domestic Borrowers shall be referred to as "Offshore Loans"), (vi) loans or advances by Domestic Borrowers to officers, employees, and shareholders of Borrowers or any of them ("Individual Loans" and, collectively with "Offshore Loans", the "Restricted Loans"), provided however that, without duplication and without giving effect to that certain guarantee heretofore agreed to by certain Borrowers with respect to the obligations of Bratex Dominicana C. por A. to Chase Manhattan Bank not to exceed $3,000,000.00 (1) the aggregate amount of Individual Loans outstanding at any one time shall not exceed $2,000,000.00, (2) the maximum exposure under Third Party Guarantees at any one time shall not exceed $5,000,000.00 in the aggregate, and (3) the maximum exposure of the Borrowers under Guarantees, Restricted Loans and Offshore Tangible Net Worth collectively shall not exceed fifteen percent (15%) of the Tangible Net Worth of the Borrowers. Except as otherwise set forth herein, no Borrower will incur any contingent liability, other than contingent liabilities for Documentary Letters of Credit and Standby Letters of Credit hereunder.

64             Maintenance of Property.  Each Borrower will
maintain all of its property in reasonably good condition and repair, ordinary and immaterial wear and tear excepted, and keep all of its patents, trademarks, copyrights, licenses, and permits which are of more than nominal value in full force and effect.

65             Merger; Corporate Structure.  No Borrower will
enter into any merger or consolidation or, without the consent of the Majority Banks, change its corporate structure or the nature or character of its stock, except that any Borrower may merge with any other Borrower provided that if a Domestic Borrower merges with an Offshore Borrower, the survivor shall be a Domestic Borrower. No Borrower shall acquire all or a substantial portion of the assets of any other Person. No Borrower shall create any new Subsidiaries unless such Subsidiary becomes a Borrower or a surety for all of the obligation of the Borrowers hereunder by executing an agreement in form and substance reasonably satisfactory to the Agent.

66             Transactions with Affiliates and Subsidiaries.
(A) No Borrower will enter into any transaction with any officer, director or shareholder of any Borrower or any Affiliate or Subsidiary (which is not itself a Domestic Borrower) of any Borrower for less than full value or on terms or conditions not less favorable than could be obtained in an arm's length transaction with a third party.

          (A) No Domestic Borrower will enter into any transaction with an Offshore Borrower unless (1) the Domestic Borrower receives reasonably equivalent value, and (2) the transaction is on terms not less favorable than could be obtained in an arm's length transaction with a third party taking into account any opportunity for the Borrowers to minimize taxes, duties and other similar expenses and any requirements of law imposed by the jurisdictions in which the Borrowers operate.

67             Quick Ratio.  The Borrowers shall maintain a Quick
Ratio of not less than 0.35 to 1.00 as of the end of each fiscal year from and after December 31, 1995.

68             Leverage Ratio.  The Borrowers will maintain its
Leverage Ratio at not more than the following levels at any time during the following periods:

                                        Maximum Leverage
               Period                        Ratio
     as of the end of each fiscal
     quarter, through December 30, 1995      0.70:1

     as of the end of each fiscal
     quarter from December 31, 1995 through
     December 30, 1996                       0.65:1

     as of the end of each fiscal
     quarter from December 31, 1996 through
     December 30, 1997                       0.60:1

     as of the end of each fiscal
     quarter from and after
     December 31, 1997                       0.55:1


69             Tangible Net Worth.  Until the Borrowers provide
the Banks with the Combined Pro Forma for the period from January 1, 1995 through the date hereof as required by subsection 5.2(B)(i) hereof, the Borrowers will not permit Tangible Net Worth at any time to be less than XXXXXXXXXXXXXX. Thereafter, the Borrowers will not permit Tangible Net Worth at any time to be less than (A) 90% of Tangible Net Worth as of the date hereof as disclosed on the Combined Pro Forma, minus (B) the amount expended after the date hereof, if any, to acquire the remaining 7.611% of the outstanding shares of NCC stock not purchased on or about the Closing Date as described in the Background Section hereof, which amount shall not exceed $17.55 times the number of such shares so purchased after the date hereof, plus (C) 70% of aggregate Consolidated net profit after taxes since the Closing Date, provided that Consolidated losses incurred for any reporting period shall not be used to reduce aggregate Consolidated net profit after taxes for purposes of this Section 5.20.

70             Fixed Charge Coverage Ratio.  The Borrowers will
not permit the Fixed Charge Coverage Ratio for the immediately preceding four fiscal quarters (including the fiscal quarter ending on such date) to be less than the following amounts as of the end of each fiscal quarter ending during the following periods:

                                   Minimum Fixed Charge
          Period                      Coverage Ratio

     Closing through
     December 31, 1996                  1.10:1

     March 31, 1997 and each fiscal
     quarter ending thereafter          1.25:1


71             Funded Debt to Operating Cash Flow.  The Borrowers
will not permit the ratio of Funded Debt to Operating Cash Flow for the immediately preceding four fiscal quarters (including the fiscal quarter ending on such date) to be greater than the following amounts as of the end of each fiscal quarter ending during the following periods:

          Date                     Maximum Ratio

     Closing through
     December 30, 1995                  5.25:1

     December 31, 1995 through
     December 30, 1996                  4.75:1

     December 31, 1996 through
     December 30, 1997                  4.25:1

     December 31, 1997 and each fiscal
     quarter ending thereafter          4.00:1


72             Dividends and Distributions.   Prior to June 30,
1997, no Borrower shall make or declare any dividend upon any capital stock of any Borrower, or return any capital to any of its shareholders, or make or declare any other payment or distribution, or delivery of property to any Borrower's shareholders in their capacity as such, or redeem, return, purchase or acquire directly or indirectly, any shares of any Borrower's capital stock now or hereafter outstanding except (A) for the distribution of dividends from Borrowers to Domestic Borrowers, which shall be permitted provided that there does not then exist after giving effect to such distribution, an Event of Default or Unmatured Event of Default, and (B) the Borrowers shall be entitled to purchase the remaining outstanding shares of NCC as described in the Background Section hereof. After
June 30, 1997, Borrowers shall be entitled to make or declare dividends upon any capital stock of any Borrower or return any capital to any of its shareholders, or make or declare any other payment or distribution to any Borrower's shareholders in their capacity as such, provided that there does not exist any Event of Default or Unmatured Event of Default at the time such dividend, payment or distribution is made or declared, provided further that no Event of Default or Unmatured Event of Default would otherwise result after giving effect to the making or declaring of such dividend, payment or distribution.

73             Other Debt.  (A)  No Borrower will incur or
otherwise permit to exist any obligation for the payment of borrowed money, whether as borrower or guarantor, except (1) debt in connection herewith, (2) debt in connection with the Private Placement, (3) debt listed on Exhibit 4.15 existing as of the date hereof, (4) purchase money indebtedness permitted under
Section 5.5(A)(6), provided that any such debt in excess of $7,500,000.00 shall only be incurred on terms reasonably acceptable to the Agent, or (5) debt incurred in connection with any additional private placement which is incurred only with the consent of the Majority Banks, which consent may be conditioned on any occurrence, circumstance or event, including without limitation that some or all of the gross proceeds of such debt be used to prepay the Term Loan.

          (A) The Borrowers shall not enter into any substantive amendment with respect to the Private Placement adverse to the Banks including without limitation any amendment increasing the principal amount outstanding thereunder, increasing the interest or other sums payable thereunder, accelerating the payment schedule for principal or interest or accelerating the maturity date thereof or creating a security interest in connection therewith (other than in favor of the Collateral Agent), unless agreed to in writing by Majority Banks.

          (B) The Borrowers shall not enter into or consent to any amendment to the Subordinated Debt without the Majority Banks prior written consent.

74             Licenses, Permits.  Each Borrower will maintain
the validity, force and effect of, and operate in compliance with, all franchises, grants, authorizations, licenses, permits, easements, consents, certificates and orders required for the conduct of its businesses except to the extent that the failure to possess any such franchise, grant, authorization, license, permit, easement, consent, certificate or order does not and will not have a material adverse effect on the financial condition, business operations or prospects of such Borrowers taken as a whole or the Domestic Borrowers taken as a whole.

75             Fiscal Year.  Each Borrower shall maintain a
fiscal year ending on December 31.

76             Change of Ownership or Management.  Upon
completion of the merger of Worldwide-NY into Worldwide-DE, Worldwide-DE will at all times own all of the capital stock of Maidenform. Except as set forth on Exhibit 4.12, Maidenform will at all times own all of the capital stock of all of the other Borrowers except Worldwide-DE and Worldwide-NY.

77             RICO.  No Borrower shall engage in any conduct or
take or fail to take any action which will, or would, under the facts and circumstances relative thereto, violate RICO.

78             Indemnification.  Each Borrower jointly and
severally hereby indemnifies and agrees to protect, defend, and hold harmless the Agent, the Issuing Bank, the Banks and all of their directors, officers, employees, agents, attorneys and shareholders from and against any and all losses, damages, expenses or liabilities of any kind or nature and from any suits, claims, or demands, including all reasonable counsel fees incurred in investigating, evaluating, or defending such claims, suffered by any of them and caused by, relating to, arising out of, resulting from, or in any way connected with this Agreement, the Notes, any other Loan Document and any transaction contemplated herein or therein including, but not limited to, claims based upon any act or omission not amounting to willful misconduct or gross negligence by the Agent, the Issuing Bank and/or Banks in connection with this Agreement, the Notes or any Loan Document and any transaction contemplated herein or therein. If any Borrower shall have knowledge of any claim or liability hereby indemnified against, it shall promptly give written notice to the Agent. THIS COVENANT SHALL SURVIVE THE PAYMENT OF THE INDEBTEDNESS CREATED BY THIS AGREEMENT, THE NOTES OR THE LOAN DOCUMENTS.

79             Interest Rate Protection Agreements.  Within 30
days of the Closing Date, the Borrowers will enter into Protection Agreements with respect to the interest rate on the Term Loan with expiration dates of no earlier than the second anniversary of the Closing Date, at rates and with counterparties acceptable to the Agent.


                           ARTICLE VI

                            DEFAULT

80             Events of Default.  Each of the following shall be
an event of default ("Event of Default"):

          (A) if the Borrowers shall fail to pay any principal of the Loans when due;

          (B) if the Borrowers shall fail to pay any interest on the Loans, any Fee, any payment with respect to the Letter of Credit
Liability, or any other amount owing hereunder, under the Notes, the Letter of Credit Documents, or the Loan Documents when due and such failure continues for two days thereafter, provided that the Borrowers shall not be entitled to such grace period more often than two times in any twelve month period;

          (C) if any representation or warranty made by any of the Borrowers in this Agreement, or in any certificate, agreement, instrument, statement or report contemplated hereby or made or delivered pursuant hereto or in connection herewith shall prove to have been incorrect in any material respect as of the date on which it is made or reaffirmed;

          (D) if any Borrower (i) shall fail to pay any amount owing under any Protection Agreement as and when due after applicable notice and grace periods, if any, (ii) shall fail to pay any Credit Obligation owing by it, or any interest or premium thereon, when due, whether such Credit Obligation shall become due by scheduled maturity, by required prepayment, by acceleration, by demand or otherwise, if the aggregate of such Credit Obligation to which such failure relates is at least
$1,000,000.00, or (iii) shall fail to perform any term, covenant or agreement on its part to be performed under any agreement or instrument evidencing or securing or relating to any such Credit
Obligation when required to be performed, if the effect of such failure is to accelerate, or to permit the holder or holders of such Credit Obligation to accelerate the maturity of such Credit
Obligation, provided that the principal amount of such Credit
Obligation subject to acceleration is at least $1,000,000.00, whether or not such failure to perform shall be waived by the holder or holders of such Credit Obligation, unless such waiver has the effect of terminating the right of such holder or holders to accelerate the maturity of such Credit Obligation as a result of such failure;

          (E) if any Borrower is adjudicated a bankrupt or insolvent or the equivalent under any law or admits in writing its inability to pay its debts as they mature, or makes an assignment for the benefit of its creditors; or if any Borrower shall apply for or consent to the appointment of any receiver, trustee, or similar officer or the equivalent under any law for such applicant or for all or any substantial part of its property; or such receiver, trustee or similar officer or the equivalent under any law shall be appointed without the application or consent of such party and shall continue undischarged or unstayed for a period of 60 days; or if any Borrower shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or if any such proceeding shall be instituted (by petition, application or otherwise) against any Borrower and an order for relief or similar remedy shall be entered in such proceeding or such proceeding shall remain undismissed for a period of 60 days; or if any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against any substantial portion of the properties of any Borrower and such judgment, writ, or similar process shall not be released, vacated or fully bonded within 30 days after its issue or levy;

          (F) if (1) any Reportable Event, or any failure of compliance required by Section 5.9 hereof, that creates a reasonable likelihood of the termination of any Defined Benefit Pension Plan maintained by any Borrower or any member of its Controlled Group, or of the appointment by the appropriate United States District Court of a trustee to administer any such Plan has occurred and is continuing 30 days after written notice to such effect is given to the Borrowers by the Agent, or (2) any Borrower or any member of its Controlled Group withdraws from any Defined Benefit Pension Plan for which it was a substantial employer within the meaning of 4063(b) of ERISA or from any Multiemployer Plan, or (3) the plan administrator of any Defined Benefit Pension Plan maintained by any Borrower or any member of its Controlled Group files with the PBGC a notice of intention to terminate such Plan in a "distress termination" (as defined in 4041(c) of ERISA), or (4) the PBGC institutes proceedings to terminate any such Plan or to appoint a trustee to administer any such Plan and such proceedings remain undismissed or unstayed for three (3) Business Days and if, in any of the cases described in the foregoing clauses (1) to (4), the Agent further reasonably determines in good faith that the Amount of Unfunded Benefit Liabilities resulting upon termination of such Plan (or resulting from the imposition of Withdrawal Liability taking into account the payments thereupon required over the time period required) would have a material adverse effect on the business, properties, operations, or condition (financial or otherwise) of any Borrower or any member of its Controlled Group, or if a lien against the assets of any Borrower or any member of its Controlled Group was to result under ERISA;

          (G) if any Borrower shall fail to perform or observe when due any term, covenant or agreement contained in Sections 5.6, 5.9, 5.10, 5.14, 5.15, or 5.25 of this Agreement, on its part to be performed or observed, and such failure continues uncured for a period of thirty (30) days from the date any Borrower first became aware of such failure, whether by written notice from the Agent or otherwise, or if any Borrower shall fail to perform or observe when due any other term, covenant or agreement contained in this Agreement, on its part to be performed or observed;

          (H) if any Borrower shall incur a loss as a result of damage, destruction or other loss of assets and the aggregate amount of such loss, after the recovery of any applicable insurance proceeds thereon, shall be greater than $5,000,000.00 in the aggregate during any fiscal year;

          (I) if there occurs any "event of default" (as defined therein) under the Notes, the Mortgages or any of the other Loan
Documents; or

          (J) if at any time (1) Elizabeth Coleman, her husband and issue, together with any trusts controlled by her fails to have the ability to appoint a majority of the members of the board of directors of Worldwide-DE, or (2) Worldwide-DE fails to have the ability, directly or indirectly, to appoint a majority of the members of the board of directors of each of the other Borrowers.

81             Termination of Commitments; Acceleration.  Unless
waived pursuant to Section 8.1 hereof, if any Event of Default other than those described in Section 6.1(E) hereof shall occur and be continuing, then upon notice by the Agent to the Borrowers, at the Agent's option (A) the Commitments shall terminate, at which time the obligations of the Banks to make Advances under the Revolving Credit shall terminate, (B) the Issuing Bank shall not have any further obligation to issue Letters of Credit and the Banks shall have no further obligation to participate in any Letters of Credit thereafter issued, (C) the Borrowers shall pledge cash collateral and deposit in the Letter of Credit Cash Collateral Account an amount equal to or greater than (as determined by the Agent in its sole discretion) the amount of any Letter of Credit Liability, and/or (D) the entire unpaid principal amount of the Loans, the entire amount of unreimbursed drawings under Letters of Credit, all interest accrued and unpaid thereon and all other amounts payable hereunder shall become immediately due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers. If any Event of Default described in Section 6.1(E) shall occur, then automatically and without notice each of the events described in
(A) through (D) of the preceding sentence shall occur.

82             Remedies.  (A)  Upon the occurrence and during the
continuance of any one or more Events of Default, the Agent, Issuing Bank and the Banks may proceed to protect and enforce their rights under this Agreement and the other Loan Documents by exercising such remedies as are available to the Agent in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any provision contained in this Agreement or any of the other Loan Documents or in aid of the exercise of any power granted in this Agreement or the other Loan Documents.

          (A) Upon the occurrence and during the continuance of any one or more Events of Default, the Agent, in addition to all the other rights and remedies herein contained or contained in any of the Loan Documents, shall be entitled to exercise any and all rights available to it in law or equity.


                          ARTICLE VII

                             AGENT

83             Appointment and Authorization.  Each Bank hereby
irrevocably appoints and authorizes the Agent to take such action on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto.

84             General Immunity.  In performing its duties as
Agent hereunder, the Agent will take the same care as it takes in connection with loans in which it alone is interested. However, neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it hereunder or in connection herewith except for its own gross negligence or willful misconduct.

85             Consultation with Professionals.  The Agent may
consult with legal counsel and other professionals selected by it and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel and professionals in their respective areas of expertise.

86             Documents.  The Agent shall be under no duty to
examine or pass upon the effectiveness, genuineness or validity of this Agreement, the Notes, or Loan Documents pursuant hereto or in connection herewith, and the Agent shall be entitled to assume that the same are valid, effective, genuine and what they purport to be. The Agent specifically disclaims any representation or warranty respecting any such provision and each Bank agrees to undertake its own examination of such provisions.

87             Rights as a Bank.  With respect to its Commitment
and its Pro Rata Share of the Term Loan, the Agent shall have the same rights and powers hereunder as any Bank and may exercise the same as though it were not the Agent. The terms "Bank" and "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent may accept deposits from, lend money to and generally engage in any kind of commercial banking, investment banking or trust business with any Borrower or Affiliates of such the Borrower as if Agent were not the Agent.

88             Responsibility of Agent.  It is expressly
understood and agreed that the obligations of the Agent hereunder are only those expressly set forth in this Agreement and that the Agent shall be entitled to assume that neither an Event of Default or Unmatured Event of Default have occurred or are continuing unless the Agent has actual knowledge of such fact or has received notice from a Bank or the Borrowers that such Bank or the Borrowers considers that an Event of Default or Unmatured Event of Default has occurred and is continuing and specifying the nature thereof. Without limiting the foregoing, the Agent shall have no obligation to distribute to the Banks any statements, reports or other information received from the Borrowers pursuant to provisions hereof which obligate the Borrowers to send such statements, reports or other information to the Agent and the Banks.

89             Action by Agent.  So long as the Agent shall be
entitled, pursuant to Section 7.6 hereof, to assume that no Event of Default or Unmatured Event of Default has occurred and is continuing, the Agent shall be entitled to use its discretion with respect to exercising or refraining from exercising any rights that may be vested in it by, or with respect to taking or refraining from taking any action or actions that it may be able to take under or in respect of, this Agreement, the Loan Documents, or any of them, provided that, as between the Agent and the Banks only, after an Event of Default, Agent (A) shall be entitled to exercise any rights or remedies granted to it hereunder, or otherwise available to it at law or in equity unless directed otherwise in writing by the Majority Banks (or all of the Banks if otherwise required under Section 8.1 hereof) and (B) upon the direction of the Majority Banks (or all of the Banks if otherwise required under Section 8.1 hereof), shall exercise such rights and remedies as so directed. The Agent shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate, warranty or other paper or instrument believed by it to be genuine or authentic or to be signed by the proper party or parties, or with respect to anything that it may do or refrain from doing in the reasonable exercise of its judgment, or that may seem to it to be necessary or desirable under the circumstances.

90             Notices of Event of Default, Etc.  In the event
that the Agent shall have acquired actual knowledge of any Event of Default or Unmatured Event of Default, the Agent shall promptly give notice thereof to Banks and, subject to Section 7.7 hereof, the Agent may take such action and assert such rights with respect to taking or refraining from taking any action or actions that it may be able to take under or in respect of this Agreement, the Loan Documents, or any of them as it deems to be advisable in its sole discretion for the protection of the interests of the Banks including, without limitation, the exercise of rights and remedies under Article VI hereof.

91             Indemnification of Agent.  The Banks agree to
indemnify the Agent (to the extent not reimbursed by the Borrowers), ratably according to their Pro Rate Share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement, the Loan Documents, or any of them or any action taken or omitted by the Agent under this Agreement, the Loan Documents, or any of them provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's gross negligence or willful misconduct (except to the extent such gross negligence or willful misconduct was committed at the expressed direction of Majority Banks and, in such event, only the Majority Banks that actually voted in favor of such direction shall be responsible for the indemnification obligations under this Section, with the proportionate liability of each such voting Bank to be a fraction, the numerator of which is the Commitment and its Pro Rata Share of the Term Loan of such voting Bank and the denominator of which is the aggregate Commitment and Pro Rata Share of the Term Loans of such voting Banks).

92             Resignation of Agent.  The Agent may resign from
the performance of all of its functions and duties under this Agreement at any time by giving 60 days' prior written notice to the Borrowers and to the Banks whereupon the Majority Banks shall elect another Bank as the Agent. The resignation of the Agent of its duties as Agent shall not in any way affect its rights as a Bank under this Agreement. Upon the resignation of the Agent, the replacement Agent shall immediately become Issuing Bank and assume the responsibility for the administration of all outstanding Letters of Credit and shall issue replacement Letters of Credit. The replacement Issuing Bank shall immediately provide the resigning Issuing Bank with such security as the resigning Issuing Bank deems necessary to reimburse it for drawings under the outstanding Letters of Credit prior to the successor Issuing Bank's issuance of replacement Letters of Credit.


                          ARTICLE VIII

                         MISCELLANEOUS

93             No Waiver; Cumulative Remedies.  No failure or
delay on the part of the Agent or any Bank in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. No waiver of any provision hereof shall be effective unless the same shall be in writing and signed by the Majority Banks, except that all Banks must join in (A) the deferral of the payment of any interest or principal, Fees, or any other amounts due hereunder beyond its due date, (B) any reduction in the Borrowers' obligation to repay the principal amount of the Loans or any Letter of Credit Liability or any downward change in any Interest Rate or Fees hereunder, (C) any change in the amount of the Commitment of any Bank, (D) any amendment to this Section 8.1 or Section 8.4, (E) the addition of any new Borrower hereunder (except pursuant to the terms of this Agreement), the release of any Borrower from its obligations hereunder, or a change in the definition of the Borrowers, (F) a change in the definition of Majority Banks, (G) a reduction or change to the provisions of
Section 5.5 hereof, (H) any writing waiving any payment-related Event of Default hereunder, (I) the termination of the Letter of Credit Cash Collateral Account or the release of any funds held in such account following the occurrence of an Event of Default which has not been waived or cured, (J) the release of any Collateral except in connection with the Borrowers' transfer of assets permitted under Section 5.13 hereof, or (K) the waiver of any rights of or against the Issuing Bank under Section 2.19.
The remedies herein provided are cumulative and not exclusive of any remedies provided by law. In the event of a dispute between the Borrowers and Banks concerning the principal amount outstanding hereunder, the interest rates applicable thereto, the amounts available under the Commitments, the payment of principal, interest and other amounts hereunder, or concerning similar factual matters, absent manifest error the books and records of the Agent shall be irrebuttably presumed to be correct. In the event of a dispute between the Borrowers and the Banks concerning Letters of Credit or Letter of Credit Liability, or concerning similar factual matters, absent manifest error, the books and records of the Issuing Bank shall be irrebuttably presumed to be correct.

94             Waiver of Jury Trial.  EACH BORROWER AND EACH BANK
EXPRESSLY WAIVE ANY RIGHT TO TRIAL BY JURY IN ANY ACTIONS BROUGHT
BY ANY PARTY WITH RESPECT TO THIS AGREEMENT OR THE LOANS.

95             Set-Off; Sharing of Recoveries.  Each Bank shall
have a right of set-off against, a lien upon and a security interest in all property of each Borrower now or at any time in the possession of such Bank in any capacity whatever, including, but not limited to, any such Borrower's interest in any deposit account, as security for all liabilities of the Borrowers hereunder. In the event that a Bank recovers funds from any Borrower, whether by exercise of its right of set-off or the foreclosure of a banker's lien, such Bank agrees that all sums recovered from such Borrower shall be recovered on behalf of all Banks and shall be shared by the Banks according to their respective Pro Rata Share. If a Bank makes any such recovery, it will promptly remit to the other Banks their respective Pro Rata Shares of such recovery. No Bank's Pro Rata Share shall have priority over any other Bank's Pro Rata Share. If any Bank acquires title to any assets or property of any Borrower, through foreclosure or otherwise, title to such asset shall be taken (unless otherwise mutually agreed upon in writing by the Banks) by the Banks as tenants in common according to each Bank's Pro Rata Share. If at any time, as the result of exercising such rights or otherwise, any Bank receives a payment on account of its portion of the Loans and participation in the Letters of Credit in a proportion greater than similar payments on account of the portions of the Loans and participation in Letters of Credit held by the other Banks, the Bank which receives such greater proportionate payment will purchase a participation in the portions of the Loans and participations in the Letters of Credit held by the other Banks in such amount that after such purchase each Bank shall hold a proportionate share in the aggregate outstanding principal balance of the Loans equal to their respective proportionate shares in the outstanding principal balance of the Loans and participations in the Letters of Credit before the disproportionate payment. If, however, any payment on account of the Loans or participations in the Letters of Credit is rescinded or invalidated or must otherwise be restored or returned by the recipient in a bankruptcy or insolvency proceeding or otherwise, then any participations purchased as a result of such payment will be rescinded.

96             Amendments.  Any of the provisions of this
Agreement may be modified or amended in writing by any agreement or agreements entered into by the Borrowers and the Majority Banks, except that (A) all Banks must agree to (1) the deferral of the payment of any interest or principal, Fees, or any other amounts due hereunder beyond its due date, (2) any reduction in the Borrowers' obligation to repay the principal amount of the Loans or any Letter of Credit Liability or any reduction in any Interest Rate or Fees hereunder, (3) any change in the amount of the Commitment of any Bank, (4) any amendment to Section 8.1 or this Section 8.4, (5) the addition of any new Borrower hereunder (except pursuant to the terms of this Agreement), the release of any Borrower from its obligations hereunder, or a change in the definition of the Borrower, (6) a change in the definition of Majority Banks, or (7) a reduction or change to the provisions of
Section 5.5 hereof, (8) the termination of the Letter of Credit Cash Collateral Account or the release of any funds held in such account following the occurrence of an Event of Default which has not been waived or cured, (9) the release of any Collateral except to the extent otherwise consistent with the terms of this Agreement and the Security Documents, or (10) the amendment of any rights or against the Issuing Bank under Section 2.19 and (B) no such modification or amendment shall extend to or affect any obligation not expressly modified or amended, or impair any right of the Banks related to such obligation.

97             Notices.  Unless this Agreement specifically
provides otherwise, all notices, requests, demands and other communications that this Agreement requires or permits any party to give any other party shall be in writing (including telecopy) and shall be given to such party at its address or telecopy number specified on the signature pages of this Agreement or at such other address or telecopy number as shall be designated by such party in a notice to each other party complying with the terms of this Section. Unless this Agreement specifically provides otherwise, all notices, requests, demands and other communications provided for hereunder shall be effective (A) if given by mail, three days after placing in the United States mail, postage prepaid, certified mail, return receipt requested,
(B) if given by telecopy, when such telecopy is transmitted to the aforesaid telecopy number and the appropriate confirmation of receipt is received by the sender or (C) if given by any other means, when delivered to the carrier with postage prepaid to the aforesaid address(es); provided, however, that notices from the Borrowers to the Agent pursuant to any of the provisions of
Article II hereof shall not be effective until received by the Agent; and provided further, however, that notices between the Agent and any of the Banks may be given by telephone followed, only where otherwise required hereby, by written confirmation within five (5) Business Days. The Agent shall be entitled to rely on any notice, oral or written, received by it from any Borrower as if such notice were delivered by all of the Borrowers and in the event of conflicting notices received by the Agent from the Borrowers, the Agent shall be entitled to rely on any notice as if such notice were the only notice received by the Agent. Although the Borrowers are obligated to follow any telephonic notice made to select an Interest Rate and/or Interest Rate Period with written confirmation, the Agent and the Banks shall be entitled to rely on such telephonic notice whether or not the Borrowers thereafter confirm in writing, as if the Borrowers did, in fact, confirm in writing.

98             Exchange of Information among Banks.  Each Bank
will promptly give each other Bank notice of any matter coming to its attention that, in its judgment, would materially and adversely affect the interest of any Bank in connection with this Agreement. No Bank will be liable for failure to give any other Bank notice under this Section unless such Bank intentionally fails to provide such notice with the knowledge that such failure will materially and adversely affect the interest of the other Banks hereunder.

99             Knowledge.  Whenever there is any reference herein
to the Borrowers' knowledge or the Borrowers being aware, it is intended that, unless otherwise specified, to refer to the actual knowledge of the chief executive officer, the chief financial officer, the chairman, any vice-chairmen, the chief operating officer, the senior vice-president- counsel and the senior vice president-finance of any Borrower.

100            Nature of Obligations.  (A)  The obligations of
the Banks hereunder are several and not joint. Nothing contained in this Agreement, and no action taken by any Bank pursuant hereto, shall be deemed to create a partnership, association, joint venture or other entity.

          (A) The obligations of each Borrower under this Agreement, the Notes and/or the Loan Documents, except as otherwise provided herein or therein, are joint and several.

101            Costs and Expenses.  The Borrowers agree to pay on
demand (A) all reasonable costs and expenses of the Collateral Agent, the Issuing Bank and the Agent in connection with the preparation, printing, execution and delivery of this Agreement, the Notes and the Loan Documents (including without limitation the reasonable fees and out-of-pocket expenses of counsel and other consultants of the Agent and the costs of recording mortgages, financing statements and other instruments to perfect the security interests granted under the Security Documents), (B) all reasonable costs and expenses of the Agent, Collateral Agent and Issuing Bank in connection with the administration and/or amendment of this Agreement, the Notes and the Loan Documents (including without limitation the reasonable fees and out-of-pocket expenses of counsel and other consultants and a per diem charge for internal personnel at rates typically charged for similar services), and (C) all reasonable costs and expenses, if any, of the Banks, the Collateral Agent, the Issuing Bank and the Agent in connection with the enforcement against the Borrowers of this Agreement, the Notes and the Loan Documents (including without limitation the reasonable fees and out-of-pocket expenses of counsel and other consultants with respect thereto of the Agent, the Collateral Agent, the Issuing Bank and each of the Banks).

102            Counterparts.  This Agreement and any amendments
thereto may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart.

103            Binding Effect.  This Agreement shall become
effective when it has been executed by the Borrowers, the Agent and the Issuing Bank and the Agent has been notified by each Bank that such Bank has executed it. It shall thereafter be binding upon and inure to the benefit of the Borrowers, the Agent, the Issuing Bank and each of the Banks and their respective successors and assigns, except that no Borrower shall have the right to assign its rights or obligations hereunder or any interest herein.

104            Governing Law.  This Agreement and each Notes
shall be governed in all respects by the law of the Commonwealth of Pennsylvania and for all purposes shall be construed in accordance with the law of the Commonwealth of Pennsylvania. The parties acknowledge the jurisdiction of the state, federal and local courts located within the Commonwealth of Pennsylvania over controversies arising from or relating to this Agreement.

105            Headings.  Article and Section headings used in
this Agreement are for convenience only and shall not affect the construction of this Agreement.

106            Participations and Assignments.  Any Bank may sell
participations in its Pro Rata Share of the Loans or, with the prior approval of the Borrowers and the Agent, which approval shall not be unreasonably withheld, assign up to 50% of its Commitment (but in the case of assignments, in an amount not less than $10,000,000.00) to another Person (each such Person, a "Participant Bank"); provided, however, that (A) the Agent, and the Borrowers shall only be obligated to deal with the Banks and not any of the Participant Banks; (B) any Bank that sells a participation in the Loans or assigns an interest in its Commitment shall be obligated to deal with its Participant Banks with respect to all matters relating to the Loans and this Agreement; (C) any Bank that sells a participation in the Loans or assigns an interest in its Commitment shall perform all obligations of such Bank under this Agreement and shall remain responsible for fulfilling its obligations hereunder; and (D) no such Participant Bank shall have any voting rights or rights to consent to approve any matter hereunder; provided, however, that in addition to the assignments and participations permitted under this Section 8.14, any Bank may assign and pledge all or any portion of its Loans and Notes to (1) any affiliate of such Bank or (2) any Federal Reserve Bank as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any Operating Circuit issued by such Federal Reserve Bank without obtaining the Borrowers' approval. No such sale or assignment shall release the selling or assigning Bank from its obligations hereunder.

107            Borrowers' Replacement of Banks.  The Borrowers
may replace any Bank with another bank reasonably acceptable to the Agent upon sixty (60) days notice to the Agent so long as (A) the replacement banks assume all the obligations of the Bank being replaced, (B) if any Bank is so replaced within twelve (12) months after the date hereof, the Borrowers shall pay to such replaced Bank a fee equal to $50,000.00, and (C) the Borrowers fulfill all of their obligations to the Bank being replaced, including any prepayment compensation due under Section 2.17 hereof.

108            Judgment.  (A)  If for the purposes of obtaining
judgment in any court it is necessary to convert a sum due hereunder or under any Notes in Dollars into another currency (the "Other Currency"), the parties hereto agree, to the fullest extent permitted by law, that the rate of exchange used shall be that at which in accordance with normal banking procedure the Agent could purchase the Dollars with the Other Currency on the Business Day preceding that on which final judgment is given.

          (A) The obligation of the Borrowers in respect of any sum due from it to the Agent or any Bank hereunder or under any Notes shall, notwithstanding any judgment in such Other Currency, be discharged only to the extent that on the Business Day following receipt by the Agent of any sum adjudged to be so due in the Other Currency the Agent may in accordance with normal banking procedures purchase the Dollars with the Other Currency; if the amount of the Dollars so purchased is less than the sum originally due to the Agent or any Bank in Dollars, each Borrower agrees, as a separate obligation and notwithstanding any such judgment, to indemnify the Agent or any Bank against such loss.
(B)
     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.


MAIDENFORM WORLDWIDE, INC.              Address:
  (a New York Corporation)
BETEX, S.A.                             90 Park Avenue
CREACIONES TEXTILES de                  New York, New York 10016
MERIDA, S.A. de C.V.                    Fax: (212) 983-5834
ELIZABETH NEEDLE CRAFT, INC.            Attn: Steven Masket
JAMAICA NEEDLECRAFT, LTD.
MAIDENFORM INTERNATIONAL, LTD.          With a copy to:
NICHOLAS NEEDLECRAFT, INC.
                                        154 Avenue E
                                        Bayonne, NJ  07002
By/s/ Ira Glazer                               Fax:  (201) 436-1245
  Name:Ira Glazer                       Attn:  Ira Glazer
  Title:Vice-President

  (as to all Borrowers listed above)

Attest: /s/ Steven Masket


MAIDENFORM WORLDWIDE, INC.              90 Park Avenue
  (a Delaware corporation)              New York, New York 10016
MAIDENFORM, INC.                        Fax: (212) 983-5834
NCC INDUSTRIES, INC.                    Attn:  Steven Masket
CRESCENT INDUSTRIES, INC.
                                        With a copy to:

By /s/ Ira Glazer                       154 Avenue E
  Name:Ira Glazer                       Bayonne, NJ  07002
  Title:Vice-President                       Fax: (201) 436-1245
                                        Attn:  Ira Glazer
  (as to all Borrowers listed above)

Attest:/s/ Steven Masket





                  (signatures continued on next page)
CORESTATES BANK, N.A.                   1345 Chestnut Street
                                        Philadelphia, Pennsylvania 19101
                                        Fax: (215) 973-5831
By_______________________
  Name:
  Title:


THE CHASE MANHATTAN BANK, N.A.          1411 Broadway, 5th Floor
                                        New York, New York  10018
                                        Fax: (212) 768-9514
By/s/ Elizabeth Feuerman
  Name:Elizabeth Feuerman
  Title:Second Vice President


CORESTATES BANK, N.A., as Agent         1345 Chestnut Street
                                        Philadelphia, Pennsylvania 19101
                                        Fax: (215) 973-5831
By
  Name:
  Title:


NBD BANK                                611 Woodward Avenue
                                        Detroit, Michigan  48232
                                        Fax:  (313) 225-1586
By /s/ Thomas W. Doddridge
  Name:Thomas W. Doddridge
  Title:Vice President


COMERICA BANK                           500 Woodward Avenue
                                        Detroit, MI 48275-3280
                                        Fax:  (313) 222-3330
By /s/ Martin G. Ellis
  Name: Martin G. Ellis
  Title:Asst. Vice President

NATIONSBANK, N.A.                       Nationsbank Corporate Center
                                        100 N. Tryon Street
                                        Charlotte, North Carolina  28255
By /s/ J. Timothy Martin           Fax: (704) 386-1270
  Name:J. Timothy Martin
  Title:Senior Vice President

NATIONAL CITY BANK                      1900 East 9th Street
                                        Cleveland, Ohio  44ll4-3484
                                        Fax: (216) 687-5177
By /s/ David A. Burns
  Name:David A. Burns
  Title:Asst. Vice President
                  (signatures continued on next page)
EUROPEAN AMERICAN BANK                  335 Madison Avenue
                                        New York, New York 10017
                                        Fax: (212) 503-2667
By:/s/ Dennis Nochowitz
    Name:Dennis Nochowitz
    Title:Asst. Vice President


UNITED JERSEY BANK                      300 Berwyn Park, Suite 211
                                        Berwyn, Pennsylvania  19312
By: /s/ Christopher J. Annas            Fax:  (610) 251-7874
    Name:Christopher J. Annas
    Title:Vice President







                   MAIDENFORM WORLDWIDE, INC.

                   MAIDENFORM WORLDWIDE, INC.

                        MAIDENFORM, INC.

                          BETEX, S.A.

          CREACIONES TEXTILES DE MERIDA, S.A. DE C.V.

                  ELIZABETH NEEDLE CRAFT, INC.

                   JAMAICA NEEDLECRAFT, LTD.

                 MAIDENFORM INTERNATIONAL, LTD.

                   NICHOLAS NEEDLECRAFT, INC.

                      NCC INDUSTRIES, INC.

                   CRESCENT INDUSTRIES, INC.


                     AMENDED AND RESTATED
                    NOTE PURCHASE AGREEMENT


                   Dated as of April 1, 1995

     $30,000,000 10.75% Senior Notes due September 30, 2003
                       TABLE OF CONTENTS
                 (Not a Part of the Agreement)

                                                             PAGE


1.   THE NOTES                                                  2
          1.1                                         Background.       2
          1.2         Authorization of Amendment and Restatement.       2
          1.3                          Amendment and Restatement.       3
          1.4                            Purchase for Investment.       3
          1.5           Failure to Tender, Failure of Conditions.       4
          1.6                                           Expenses.       4

2.   WARRANTIES AND REPRESENTATIONS                             4
          2.1                                 Nature of Business.       5
          2.2Financial Statements; Debt; Material Adverse Change.       5
          2.3                        Subsidiaries and Affiliates.       6
          2.4                                Title to Properties.       6
          2.5                                              Taxes.       6
          2.6                                 Pending Litigation.       7
          2.7                                    Full Disclosure.       7
          2.8               Corporate Organization and Authority.       8
          2.9              Charter Instruments, Other Agreements.       8
          2.10                         Restrictions on Companies.       9
          2.11                               Compliance with Law.       9
          2.12                                             ERISA.       9
          2.13 Environmental Compliance. 10 2.14Exchange of Notes is Legal and Authorized; Obligations
              are Enforceable.                                         11
          2.15                             Governmental Consents.      11
          2.16 No Defaults; Transactions Prior to Effective Date.      12
          2.17                                 Margin Securities.      12

3.   CLOSING CONDITIONS                                        12
          3.1                                Opinions of Counsel.      12
          3.2                Warranties and Representations True.      13
          3.3                             Officers' Certificates.      13
          3.4                                           Legality.      13
          3.5                           Private Placement Number.      13
          3.6                                           Expenses.      13
          3.7                                Bank Loan Agreement.      13
          3.8                Delivery of Intercreditor Agreement.      14
          3.9                      Delivery of Security Documents      14
          3.10                Filings, Recording, Title Insurance      14
          3.11                                  Other Purchasers.      14
          3.12                    Compliance with this Agreement.      14
          3.13                          Proceedings Satisfactory.      15

4.   PAYMENTS                                                  15
          4.1          Mandatory Principal Amortization Payments.      15
          4.2                               Optional Prepayments.      15
          4.3             Offer to Prepay upon Change in Control.      16
          4.4     Mandatory Prepayments at Option of Noteholders.      18
          4.5                        Partial Prepayment Pro Rata.      18
          4.6                    Notation of Notes on Prepayment.      18

5.   REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES             19
          5.1                              Registration of Notes.      19
          5.2                                  Exchange of Notes.      19
          5.3                               Replacement of Notes.      20
          5.4                                     Issuance Taxes.      20

6.   COVENANTS                                                 21
          6.1                        Payment of Taxes and Claims.      21
          6.2Maintenance of Properties; Corporate Existence; etc.      21
          6.3         Payment of Notes and Maintenance of Office.      22
          6.4         Guaranties and other Contingent Liabilities      22
          6.5                                              Liens.      23
          6.6                     Consolidated Tangible Net Worth      24
          6.7                               Fixed Charge Coverage      25
          6.8                                        Quick Ratio.      25
          6.9                                      Leverage Ratio      25
          6.10    Consolidated Funded Debt to Operating Cash Flow      25
          6.11                                        Investments      26
          6.12                                Restricted Payments      26
          6.13                         Merger, Consolidation, etc      27
          6.14                              Transfers of Property      28
          6.15                                    Debt Incurrence      28
          6.16                       Limitation on Foreign Assets      29
          6.17                                              ERISA      29
          6.18                       Transactions with Affiliates      30
          6.19                            Ownership of Maidenform      30
          6.20                                 Nature of Business      30
          6.21                    Guaranty of Certain Obligations      31
          6.22                                    Pro-Rata Offers      31
          6.23                                   Private Offering      31
          6.24    Amendments to Bank Loan Agreement; Coleman Note      31

7.   INFORMATION AS TO COMPANIES                               32
          7.1                 Financial and Business Information.      32
          7.2                             Officers' Certificates.      36
          7.3                          Accountants' Certificates.      36
          7.4                                         Inspection.      37
          7.5                    Additional Financial Statements.      37

8.   EVENTS OF DEFAULT                                         37
          8.1                                   Nature of Events.      37
          8.2                                   Default Remedies.      39
          8.3                 Annulment of Acceleration of Notes.      41

9.   INTERPRETATION OF THIS AGREEMENT                          41
          9.1                                      Terms Defined.      41
          9.2                 Principles of Financial Accounting.      59
          9.3                             Directly or Indirectly.      59
          9.4    Section Headings; Table of Contents; Independent
                   Construction.                                       60
          9.5                                      Governing Law.      60

10.  MISCELLANEOUS                                             60
          10.1                                    Communications.      60
          10.2                         Reproduction of Documents.      61
          10.3                                          Survival.      62
          10.4                            Successors and Assigns.      62
          10.5                              Amendment and Waiver.      62
          10.6                                 Payments on Notes.      64
          10.7                                  Entire Agreement.      65
          10.8                   Jurisdiction; Service of Process      65
          10.9     Duplicate Originals, Execution in Counterpart.      66


Annex 1        --   Information as to Purchasers
Annex 2   --   Information as to Companies
Exhibit A      --   Form of Senior Note due September 30, 2003
Exhibit B1     --   Form of Companies' Counsel Closing Opinion
Exhibit B2     --    Form  of Companies' General Counsel  Closing
               Opinion
Exhibit C1     --   Form of Officers' Certificate of Worldwide
Exhibit C2     --     Form  of  Officers'  Certificate  of  Other
               Companies
Exhibit D1     --   Form of Secretary's Certificate of Worldwide
Exhibit D2     --    Form  of  Secretary's Certificate  of  Other
               Companies
Exhibit E      --   Form of Intercreditor Agreement

                   MAIDENFORM WORLDWIDE, INC.
                   MAIDENFORM WORLDWIDE, INC.
                        MAIDENFORM, INC.
                          BETEX, S.A.
          CREACIONES TEXTILES DE MERIDA, S.A. DE C.V.
                  ELIZABETH NEEDLE CRAFT, INC.
                   JAMAICA NEEDLECRAFT, LTD.
                 MAIDENFORM INTERNATIONAL, LTD.
                   NICHOLAS NEEDLECRAFT, INC.
                      NCC INDUSTRIES, INC.
                   CRESCENT INDUSTRIES, INC.






                     AMENDED AND RESTATED
                    NOTE PURCHASE AGREEMENT


                           $30,000,000
           10.75% Senior Notes due September 30, 2003


                                        Dated as of April 1, 1995


[Insert Name and Address
of Purchaser]



Ladies and Gentlemen:

       MAIDENFORM WORLDWIDE, INC. ("Worldwide"), a Delaware corporation, MAIDENFORM WORLDWIDE, INC., a New York corporation, MAIDENFORM, INC. ("Maidenform"), a New York corporation, BETEX, S.A., a Costa Rican corporation, CREACIONES TEXTILES DE MERIDA, S.A. DE C.V., a Mexican corporation, ELIZABETH NEEDLE CRAFT, INC., a New York corporation, JAMAICA NEEDLECRAFT, LTD., a Jamaican corporation, MAIDENFORM INTERNATIONAL, LTD., a New York corporation, NICHOLAS NEEDLECRAFT, INC., a New York corporation, NCC INDUSTRIES, INC., a Delaware corporation, and CRESCENT INDUSTRIES, INC., a Delaware corporation (each such entity, together with Worldwide and Maidenform, individually, a "Company" and collectively, the "Companies") hereby jointly and severally agree with you as follows:

1.        THE NOTES

     1         Background.

     Pursuant to separate Note Purchase Agreements, each dated as of August 1, 1993 (collectively, the "Existing Note Purchase Agreement"), the Original Companies issued Thirty Million Dollars ($30,000,000) in aggregate principal amount of their joint and several eight and seventy-five one hundredths percent (8.75%) Senior Notes due September 30, 2003 (the "Existing Notes"). The Existing Notes are substantially in the form of Exhibit A attached to the Existing Note Purchase Agreement.

       Maidenform and Worldwide are preparing to acquire approximately ninety-two and four-tenths percent (92.4%) of the issued and outstanding common stock of NCC in a transaction more fully described in Part 1.1 to Annex 2 hereto (the
"Acquisition"). The financing and consummation of the Acquisition would violate several provisions of the Existing Note Purchase Agreement. The Original Companies have requested that the holders of the Existing Notes consent to the Acquisition by amending any and all covenants in the Existing Note Purchase Agreement which would be violated thereby, and have offered to increase the rate of interest to ten and seventy-five one-hundredths percent (10.75%) per annum. The Companies and the holders of the Existing Notes are entering into this Amended and Restated Note Purchase Agreement to make such modifications, and other modifications herein set forth, to the Existing Note Purchase Agreement.

     2         Authorization of Amendment and Restatement.

     Each of the Companies hereby authorizes, agrees and consents to the Amendment and Restatement in their entirety of the Existing Note Purchase Agreement and the Existing Notes as provided for herein. The Existing Notes, as amended and restated by Exhibit A to this Agreement, shall be hereinafter referred to individually as a "Note" and, collectively, as the "Notes". The Companies hereby authorize the execution and delivery to the Purchasers of the Notes, which Notes shall:

          (a)  be substituted in the place of the Existing Notes;

           (b) be dated March 31, 1995, the last date on which interest was paid on the Existing Notes;

          (c)  mature on September 30, 2003;

           (d) bear interest (computed on the basis of a 360-day year of twelve thirty day months) on the unpaid principal balance thereof from the date of such Note at the rate of ten and seventy-five one hundredths percent (10.75%) per annum, payable quarterly on the last day of each December, March, June and September in each year, commencing on the payment date next succeeding the date of such Note, until the principal amount thereof shall be due and payable;

           (e) bear interest, payable on demand, on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law), on any overdue installment of interest, at a rate equal to the lesser of

                (i) the highest rate allowed by applicable law, or

                 (ii) twelve and seventy-five one-hundredths percent (12.75%) per annum; and

           (f) be in the form of the Note set out in Exhibit A hereto.

The term "Notes" as used herein shall include each Note delivered pursuant to any provision of this Agreement, and each Note delivered in substitution or exchange for any such Note pursuant to any such provision.

     3         Amendment and Restatement.

      Subject to the satisfaction of the conditions precedent set forth in Section 3 of this Agreement, you, by your execution of this Agreement, hereby agree and consent to the Amendment and Restatement in its entirety of the Existing Note Purchase Agreement by this Agreement and, upon the satisfaction of such conditions precedent, the Existing Note Purchase Agreement shall be deemed so amended and restated. Subject to the satisfaction of the conditions precedent set forth in Section 3 of this Agreement, you, by your execution of this Agreement, hereby agree and consent to the Amendment and Restatement in their entirety of the Existing Notes and the substitution of the Notes therefor. On the Effective Date, the Companies agree, subject to the satisfaction of the conditions precedent set forth in Section 3 of this Agreement, to execute and deliver to you the aggregate principal amount of Notes set forth opposite your name on the Schedule attached to this Agreement as Annex 1 (the "Purchaser Schedule"), in replacement of your Existing Notes. Contemporaneously with the receipt by you of such Notes, you agree to re-deliver to the Companies for cancellation the Existing Notes held by you. All amounts owing under, and evidenced by, the Existing Notes as of the Effective Date shall continue to be outstanding under, and shall after the Effective Date be evidenced by, the Notes, and shall be payable in accordance with this Agreement.

     4         Purchase for Investment.

           You represent to the Companies, and by agreeing to the amendment and restatement of the Existing Note Purchase Agreement and the substitution of the Notes for the Existing Notes it is specifically understood and agreed, that you are acquiring the Notes listed on Annex 1 hereto below your name for your own account for investment and with no present intention of distributing the Notes or any part thereof, but without prejudice to your right at all times to:

               (i) sell or otherwise dispose of all or any part of the Notes under a registration statement filed under the Securities Act, or in a transaction exempt from the registration requirements of the Securities Act; and

               (ii) have control over the disposition of all of your assets to the fullest extent required by any applicable insurance law.

     It is understood that, in making the representations set out in Section 2.14(a) hereof and Section 2.15 hereof, the Companies are relying, to the extent applicable, upon your representation in the immediately preceding sentence.

     5         Failure to Tender, Failure of Conditions.

      If the conditions specified in Section 3 hereof have not been fulfilled on or prior to April 26, 1995, this Agreement shall terminate, and the Existing Note Purchase Agreement and the Existing Notes shall continue to be in full force and effect.

     6         Expenses.

          (a) Generally. Whether or not the transactions contemplated by this Agreement are consummated, the Companies will promptly (and in any event within thirty (30) days of receiving any statement or invoice therefor) pay, on a joint and several basis, all fees, expenses and costs relating hereto, including, but not limited to:

               (i) the cost of reproducing this Agreement, the Notes and the other documents delivered in connection with this Agreement;

               (ii) your out of pocket expenses, including travel, lodging and meals, and

               (iii) the fees, expenses and costs incurred in complying with each of the conditions set forth in Section 3 hereof.

          (b) Counsel. Without limiting the generality of the foregoing, it is agreed and understood that the Companies will pay, on the Effective Date, the statement for fees and disbursements of your special counsel,and the Companies will also pay upon receipt each additional statement for fees and disbursements of your special counsel rendered after the Effective Date in connection with the issuance of the Notes or the matters referred to in Section 1.6(a) hereof.

          (c)       Survival.  The obligations of the Companies under this
     Section 1.6, Section 8.2(e) and Section 10.5(d) hereof shall survive the payment of the Notes and the termination hereof.

2.        WARRANTIES AND REPRESENTATIONS

      To induce you to enter into this Agreement, the Companies jointly and severally warrant and represent to you that as of the Acquisition Effective Time each of the following statements will be true and correct:

     1         Nature of Business.

      Except  as  set  forth  in Part  2.1  of  Annex  2  hereto,
Confidential Private Placement Memorandum, dated May 1993, prepared by the Placement Agent as supplemented by the Financing Memorandum regarding Project Bulldog prepared by the Placement Agent (as so supplemented, together with all exhibits and annexes thereto, the "Placement Memorandum"), correctly describes the general nature of the business and principal Properties of the Companies.

     2         Financial Statements; Debt; Material Adverse Change.

          (a) Maidenform Financial Statements. The Companies have provided you with the financial statements described in Part
     2.2(a) of Annex 2 hereto. Such audited financial statements have been prepared in accordance with GAAP consistently applied, and present fairly, in all material respects, the consolidated financial position of Worldwide and its subsidiaries as of the dates indicated and the results of their operations and cash flows for the periods indicated.

          (b) NCC Financial Statements. The Companies have provided you with the financial statements described in Part 2.2(b) of Annex 2 hereto. Such audited financial statements have been prepared in accordance with GAAP consistently applied, and present fairly, in all material respects, the consolidated financial position of NCC and its subsidiaries as of the dates indicated and the results of their operations and cash flows for the periods indicated.

          (c) Pro Forma Financial Statements. The five year consolidated projections (copies of which have been provided to you) have been prepared in good faith and are based upon reasonable assumptions.

          (d) Debt. Part 2.2(d) of Annex 2 hereto lists all Debt of the Companies as of the Acquisition Effective Time (after giving effect to the funding of the Bank Loan Agreement), and provides the following information with respect to each item of such Debt:

                     (i)   the  holder and type thereof  and  the
          obligor with respect thereto,

                    (ii) the outstanding amount,

                    (iii)     the current portion, and

                     (iv)  the collateral securing such Debt,  if
          any.

          (e) Material Adverse Change. Since December 31, 1994, there has been no change in the business, prospects, profits, Properties or condition (financial or otherwise) of any of the Companies except for the Acquisition and changes in the ordinary course of business that, in the aggregate for all such changes, have not had and could not reasonably be expected to have a Material Adverse Effect.

     3         Subsidiaries and Affiliates.

     Part 2.3 of Annex 2 hereto sets forth:

          (a) the name of each of the Subsidiaries, its jurisdiction of incorporation and the percentage of its Voting Stock owned by each of the Companies and each other Subsidiary, and

          (b) a description of the Affiliates and the nature of their affiliation.

Except as set forth in Part 2.3 of Annex 2, each of the Companies has good title to all of the shares it purports to own of the stock of each Subsidiary, free and clear in each case of any Lien except Liens in favor of the Collateral Agent. All such shares have been duly issued and are fully paid and nonassessable.

     4         Title to Properties.

          (a) Each of the Companies has good title to all of the real Property, and good title to all of the other Property, reflected in its most recent balance sheet referred to in Part 2.2(a) or
     Part 2.2(b) of Annex 2 hereto (except as sold or otherwise disposed of in the ordinary course of business), except for such failures to have such good title as are immaterial to such financial statements and that, in the aggregate for all such failures, could not reasonably be expected to have a Material
     Adverse Effect. All such Property is free from Liens not permitted by Section 6.5 hereof.

          (b) Each of the Companies owns, possesses or has the right to use all of the patents, trademarks, service marks, trade names, copyrights and licenses, and rights with respect thereto, necessary for the present and currently planned future conduct of its business, without any known conflict with the rights of others, except for such failures to own, possess, or have the right to use, that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect.

     5         Taxes.

          (a)       Returns Filed; Taxes Paid.

               (i) All tax returns required to be filed by any one or more of the Companies (and any other Person with which any of the Companies files or has filed a consolidated return in any jurisdiction) have been filed on a timely basis, and all taxes, assessments, fees and other governmental charges upon each of the Companies and any such Person, and upon any of their respective Properties, income or franchises, that are due and payable have been paid, except where extension for filing has been duly obtained and has not expired and except for such tax returns and such tax payments that could not, in the aggregate for all such tax returns and payments, reasonably be expected to have a Material Adverse Effect.

               (ii) All liabilities of each of the Companies and the other Persons referred to in the preceding clause (i) with respect to federal income taxes have been finally determined except for the fiscal years 1988 through 1993, the only years not closed by the completion of an audit or the expiration of the statute of limitations.

          (b)       Book Provisions Adequate.

               (i) The amount of the liability for taxes reflected in each of the balance sheets referred to in Part 2.2(a) or Part 2.2(b) of Annex 2 hereof is in each case an adequate provision for taxes as of the dates of such balance sheets (including, without limitation, any payment due pursuant to any tax sharing agreement) as are or may become payable by any one or more of the Companies and the other Persons consolidated with any of the Companies in such financial statements in respect of all tax periods ending on or prior to such dates.

               (ii) None of the Companies knows of any proposed additional tax assessment against any of them or any such Person that is not reflected in full in the most recent balance sheet referred to in
          Part 2.2(a) or Part 2.2(b) of Annex 2 hereto.

     6         Pending Litigation.

          (a) Except as disclosed in the financial statements described on Part 2.2(a) or Part 2.2(b) of Annex 2 hereto (or as disclosed on Part 2.6(a) of Annex 2 hereto), there are no proceedings, actions or investigations pending or, to the knowledge of any of the Companies, threatened against or affecting any of the Companies in any court or before any Governmental Authority or arbitration board or tribunal that, in
     the   aggregate  for  all  such  proceedings,  actions   and
     investigations, could reasonably be expected to have a Material Adverse Effect.

          (b) None of the Companies is in default with respect to any judgment, order, writ, injunction or decree of any court, Governmental Authority, arbitration board or tribunal that, in the aggregate for all such defaults, could reasonably be expected to have a Material Adverse Effect.

     7         Full Disclosure.

     The financial statements referred to in Part 2.2(a) and Part 2.2(b) of Annex 2 hereto do not, nor does this Agreement, the Placement Memorandum or any written statement furnished by or on behalf of any of the Companies to you in connection with the negotiation or the closing of the sale of the Notes, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact that the Companies have not disclosed to you in writing that has had or, so far as any of the Companies can now reasonably foresee, could reasonably be expected to have a Material Adverse Effect.

     8         Corporate Organization and Authority.

     Each of the Companies:

          (a) is a corporation duly incorporated, validly existing and, with respect to the Domestic Companies, is in good standing under the laws of its jurisdiction of incorporation;

          (b) has all legal and corporate power and authority to own and operate its Properties and to carry on its business as now conducted and as presently proposed to be conducted;

          (c) has all licenses, certificates, permits, franchises and other governmental authorizations necessary to own and operate its Properties and to carry on its business as now conducted and as presently proposed to be conducted, except where the failure to have such licenses, certificates, permits, franchises and other governmental authorizations, in the aggregate for all such failures, could not reasonably be expected to have a Material
     Adverse Effect; and

          (d) has duly qualified or has been duly licensed, and is authorized to do business and is in good standing, as a foreign corporation, in each state within the continental United States (each of such states being listed in Part 2.8 of Annex 2 hereto) wherein the nature of the business or the Properties of such Company makes such qualification, licensing or authorization necessary or desirable, except where the failure to be so duly qualified, duly licensed, authorized to do business or be in good standing, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect; provided that Worldwide is in the process of qualifying to do business in Puerto Rico, and the Companies hereby agree to complete such process within thirty (30) days from the date hereof.

      The  Purchasers  acknowledge that  on  the  Effective  Date
Worldwide N.Y. is in the process of merging into Worldwide and the Companies agree to complete such process within one hundred twenty (120) days of the date hereof.

     9         Charter Instruments, Other Agreements.

      None of the Companies is in violation in any respect of any term of any charter instrument or bylaw. None of the Companies is in violation in any respect of any term in any agreement or other instrument to which it is a party or by which it or any of its Properties may be bound, except for such failures that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect. No default beyond any applicable grace period in respect of any payment due exists in connection with any instrument evidencing Debt of any of the Companies.

     10        Restrictions on Companies.

     None of the Companies:

          (a) is a party to any contract or agreement, or subject to any charter or other corporate restriction that, in the aggregate for all such contracts, agreements, charters and corporate restrictions, could reasonably be expected to have a Material
     Adverse Effect;

          (b) is (after giving effect to the funding of the Bank Loan Agreement) a party to any contract or agreement that restricts the right or ability of such corporation to incur Debt, other than this Agreement, the Bank Loan Agreement and the agreements listed in Part 2.10(b) of Annex 2 hereto (none of which restricts the issuance and sale of the Notes or the performance by the Companies hereunder or under the Notes, and true, correct and complete copies of each of which such agreements have been provided to you); and

          (c) has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 6.5 hereof.

     11        Compliance with Law.

     None of the Companies is in violation of any law, ordinance, governmental rule or regulation to which it is subject, which violations, in the aggregate, could reasonably be expected to have a Material Adverse Effect.

     12        ERISA.

          (a) Prohibited Transactions. Neither the execution of this Agreement nor the acquisition of the Notes by you will constitute a "prohibited transaction" (as defined in section 406 of ERISA and section 4975 of the IRC).

          (b)       Pension Plans.

               (i) Compliance with ERISA. Each of the Companies and the ERISA Affiliates are in compliance with ERISA, except for such failures to comply that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse
          Effect.

               (ii) Funding Status. No "accumulated funding deficiency" (as defined in section 302 of ERISA and section 412 of the IRC), whether or not waived, exists with respect to any Pension Plan.

               (iii) PBGC. No liability to the PBGC has been or is expected to be incurred by any of the Companies or any ERISA Affiliate with respect to any Pension Plan that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect. No circumstance exists that constitutes grounds under section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, any Pension Plan or trust created thereunder, nor has the PBGC instituted any such proceeding.

               (iv) Multiemployer Plans. Except with respect to withdrawal liability which has been fully satisfied, none of the Companies or any ERISA Affiliate has incurred any withdrawal liability under Title IV of ERISA with respect to any Multiemployer Plan.
          None of the Companies or any ERISA Affiliate believes as of the Effective Date that it will incur any such liability which, after giving effect to the amounts required to be paid over the time period permitted by the Multiemployer Pension Plan Amendments Act of 1980, would have a Material Adverse Effect. There have been no "reportable events" (as defined in section 4043 of ERISA) with respect to any Multiemployer Plan that could result in the termination of such Multiemployer Plan and give rise to a liability of any of the Companies or any ERISA Affiliate in respect thereof.

          (c) Foreign Pension Plans. The present value of all benefits vested under each Foreign Pension Plan, determined as of the most recent valuation date in respect thereof, does not exceed the value of the assets of such Foreign Pension Plan and all required payments in respect of funding such Foreign Pension Plan have been made.

     13        Environmental Compliance.

          (a) Compliance. Each of the Companies is in compliance with all Environmental Protection Laws in effect in each jurisdiction where it is presently doing business and in which the failure to so comply, in the aggregate for all such failures, could reasonably be expected to have a Material Adverse Effect.

          (b) Liability. None of the Companies is subject to any liability under any Environmental Protection Laws that, in the aggregate for all such liabilities, could reasonably be expected to have a Material Adverse Effect.

          (c)       Notices.  None of the Companies has received any:

               (i) written notice from any Governmental Authority by which any of its present or previously-owned or leased Properties has been identified in any manner by any Governmental Authority as a hazardous substance disposal or removal site, "Super Fund" clean-up site or candidate for removal or closure pursuant to any Environmental Protection Law;

               (ii) written notice of any Lien arising under or in connection with any Environmental Protection Law that has attached to any revenues of, or to, any of its owned or leased Properties; or

               (iii) communication, written or oral, from any Governmental Authority concerning action or omission by any of the Companies in connection with its ownership or leasing of any Property resulting in the release of any hazardous substance resulting in any violation of any Environmental Protection Law;

     in each case where the effect of which, in the aggregate for all such notices and communications, could reasonably be expected to have a Material Adverse Effect.

     14        Exchange of Notes is Legal and Authorized; Obligations
          are Enforceable.

          (a) Exchange of Notes is Legal and Authorized. Each of the issuance, exchange and delivery of the Notes by the Companies, the execution and delivery hereof by each of the Companies and compliance by each of the Companies with all of the provisions hereof and of the Notes:

               (i) is within the corporate powers of each of the Companies; and

               (ii) is legal and does not conflict with, result in any breach of any of the provisions of, constitute a default under, or result in the creation of any Lien upon any Property of any of the Companies under the provisions of, any agreement, charter instrument, bylaw or other instrument to which it is a party or by which it or any of its Properties may be bound.

          (b) Obligations are Enforceable. Each of this Agreement and the Notes has been duly authorized by all necessary action on the part of each of the Companies, has been executed and delivered by duly authorized officers of each of the Companies and constitutes the legal, valid and binding obligation of each of the Companies, enforceable in accordance with its terms, except that the enforceability hereof and of the Notes may be:

               (i) limited by applicable bankruptcy, reorganization, arrangement, insolvency, moratorium or other similar laws affecting the enforceability of creditors' rights generally; and

               (ii)      subject to the availability of equitable remedies.

     15        Governmental Consents.

          (a) Exchange of Notes. Except as set forth in Part 2.15 of Annex 2, neither the nature of the Companies or of any of their respective businesses or Properties, nor any relationship between any of the Companies and any other Person, nor any circumstance in connection with the offer, issuance, exchange or delivery of the Notes and the execution and delivery of this Agreement, is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any Governmental
     Authority on the part of any of the Companies as a condition to the execution and delivery of this Agreement or the offer, issuance, sale or delivery of the Notes. None of the Companies is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Interstate Commerce Act, as amended, or the Federal Power Act, as amended.

          (b) Acquisition. All consents, approvals, filings, registrations or qualifications required on the part of any or more of the Companies in connection with the Acquisition or any aspect thereof have been duly received or made, as the case may be, except for consents, approvals, filings, registrations and qualifications the absence of which will not have a Material
     Adverse  Effect.   The Acquisition has been  consummated  in
     compliance with all applicable laws.

     16        No Defaults; Transactions Prior to Effective Date.

           (a) No event has occurred and no condition exists that, upon the execution and delivery of this Agreement and the issuance of the Notes, would constitute a Default or an Event of Default.

           (b) Except as disclosed in Part 2.17(b) of Annex 2 hereto, none of the Companies has entered into any transaction since the date of the most recent balance sheet referred to in Part 2.2(a) or Part 2.2(b) of Annex 2 hereto that would have been prohibited by Section 6.4 through
     Section 6.18 hereof, inclusive, had such Sections applied since such date.

     17        Margin Securities.

     None of the transactions contemplated hereby will violate or will result in a violation of section 7 of the Exchange Act or any regulations issued pursuant thereto, including, without limitation, Regulations G, T, U and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter II.

3.        CLOSING CONDITIONS

      The amendment and restatement of the Existing Note Purchase
Agreement and the Existing Notes, and the substitution of the Notes for the Existing Notes are subject to the satisfaction of the following conditions precedent:

     1         Opinions of Counsel.

     You shall have received from

          (a)       Baer Marks & Upham, counsel for the Companies, and

          (b)       Steven N. Masket, Esq., General Counsel for the
     Companies

closing opinions, each dated as of the Effective Date, substantially in the respective forms set forth in Exhibits B1 and B2 hereto and as to such other matters as you may reasonably request. This Section 3.1 shall constitute direction by the Companies to such counsel to deliver such closing opinions to you.

     2         Warranties and Representations True.

      The  warranties and representations contained in Section  2 hereof shall be true on the Effective Date with the same effect as though made on and as of that date.

     3         Officers' Certificates.

     You shall have received:

          (a) a certificate dated the Effective Date and signed by two Senior Officers on behalf of Worldwide, substantially in the form of Exhibit C1 hereto;

          (b) a certificate dated the Effective Date and signed by two Senior Officers on behalf of each of the Companies other than Worldwide, substantially in the form of Exhibit C2 hereto;

          (c) a certificate dated the Effective Date and signed by the Secretary or an Assistant Secretary on behalf of Worldwide, substantially in the form of Exhibit D1 hereto; and

          (d) a certificate dated the Effective Date and signed by the Secretary or an Assistant Secretary on behalf of each of the Companies other than Worldwide, substantially in the form of Exhibit D2 hereto.

     4         Legality.

      The Notes shall on the Effective Date qualify as a legal investment for you under applicable insurance law (without regard to any "basket" or "leeway" provisions), and such acquisition shall not subject you to any penalty or other onerous condition in or pursuant to any such law or regulation, and you shall have received such evidence as you may reasonably request to establish compliance with this condition.

     5         Private Placement Number.

     The Companies shall have obtained or caused to be obtained a private placement number for the Notes from the CUSIP Service
Bureau of Standard & Poor's and you shall have been informed of such private placement number.

     6         Expenses.

      All fees and disbursements required to be paid pursuant  to
Section 1.6(a)(ii) and Section 1.6(b) hereof shall have been paid in full.

     7         Bank Loan Agreement.

      The Bank Loan Agreement shall have been executed and delivered by the parties thereto and you shall have received a true and correct copy of such agreement, which shall be in form and substance satisfactory to you and your counsel.

     8         Delivery of Intercreditor Agreement.  The Collateral
Agent,  the  Banks, the Purchasers and the Companies  shall  have
executed   an   Intercreditor   Agreement   (the   "Intercreditor
Agreement"), to the effect and substantially in the form attached hereto as Exhibit E, and such Agreement shall be in full force and effect.

     9         Delivery of Security Documents.  The Companies and the
Collateral  Agent shall have executed and delivered the  Security
Documents, each Security Document shall be in full force and effect, and each Purchaser shall have received a copy thereof.

     10        Filings, Recording, Title Insurance.

          (a) Filings, Recordings. Except as set forth in Part 3.10 of Annex 2, financing statements shall have been filed in all jurisdictions  necessary  to perfect the  security  interests  in
personal  property  created  by  the  Security  Documents;   each
Security Document consisting of a mortgage or deed of trust shall be in due form for recording in the jurisdiction in which it is to be recorded in all public offices necessary to perfect and maintain the Lien thereof as a valid Lien on the real property and interests in the real property described therein; and the Liens created by the Security Documents shall be senior to all other Liens upon the Property subject thereto, other than Permitted Encumbrances.

          (b) Title Insurance. The Collateral Agent shall have received one or more policies of mortgagee title insurance (or commitments therefor) acceptable to it with respect to each Security Document which  is  a  mortgage or deed of trust, each of  which  policies shall  (i)  insure  that the Company is the  owner  or  leasehold owner,  as  the  case may be, of the subject mortgaged  property,
(ii)   insure  that  the  subject  mortgage  or  deed  of   trust
constitutes  a  first  Lien  on the  mortgaged  property  covered
thereby,  subject  only  to  Permitted  Encumbrances,  (iii)   be
satisfactory  in  form and substance to you  and  the  Collateral
Agent,  (iv) be in an amount acceptable to you and the Collateral
Agent,  (v)  be  issued  by a title insurance  company  which  is satisfactory  to you and the Collateral Agent, and  (vi)  contain
such  further  endorsements  and  affirmative  coverage  as   the
Collateral  Agent  may reasonably request  and  as  is  available
(including, without limitation, the deletion of all exceptions to coverage  in  respect  of survey disclosures,  mechanics'  liens,
creditors'  rights,  parties  in  possession  and  taxes).    All
premiums in respect of such title insurance policies shall have been paid in full and evidence thereof shall have been delivered to the Collateral Agent.

     11        Other Purchasers.

      The Companies and all holders of the Existing Notes shall have entered into the Restated Note Agreement, and each party thereto shall be prepared to perform its respective obligations thereunder.

     12        Compliance with this Agreement.

     Each of the Companies shall have performed and complied with all agreements and conditions contained herein that are required to be performed or complied with by the Companies on or prior to the Effective Date, and such performance and compliance shall remain in effect on the Effective Date.

     13        Proceedings Satisfactory.

     All proceedings taken in connection with the Acquisition and the issuance of the Notes and all documents and papers relating thereto shall be satisfactory to you and your special counsel. You and your special counsel shall have received copies of such documents and papers as you or they may reasonably request in connection therewith, all in form and substance satisfactory to you and your special counsel.

4.        PAYMENTS

     1         Mandatory Principal Amortization Payments.

      The Companies shall pay, and there shall become due and payable, Four Million Two Hundred Eighty-Five Thousand Seven Hundred Fourteen and 30/100 Dollars ($4,285,714.30) in principal amount of the Notes on September 30 in each year beginning on September 30, 1997 and ending on September 30, 2003, inclusive (each, a "Mandatory Principal Amortization Payment"). Each Mandatory Principal Amortization Payment shall be at one hundred percent (100%) of the principal amount paid, together with interest accrued thereon to the date of payment. Without limitation of the foregoing, all of the principal of the Notes remaining outstanding on September 30, 2003 (if any), together with interest accrued thereon, shall become due and payable on September 30, 2003.

     2         Optional Prepayments.

          (a) Optional Prepayments. The Companies may, at any time and from time to time, prepay the principal amount of the Notes in part, in an aggregate principal amount of not less than One Million Dollars ($1,000,000) at any time, or in whole, in each case together with:

               (i) an amount equal to the Make-Whole Amount on such date in respect of the principal amount of the Notes being so prepaid; and

               (ii) interest on such principal amount then being prepaid accrued to the prepayment date.

          (b) Notice of Optional Prepayment. The Companies will give notice of any optional prepayment of the Notes to each holder of Notes not less than thirty (30) days or more than sixty (60) days before the date fixed for prepayment, specifying:

               (i)       such date;

               (ii) the Section hereof under which the prepayment is to be made;

               (iii) the principal amount of each Note to be prepaid on such date;

               (iv) the interest to be paid on each such Note, accrued to the date fixed for payment; and

               (v) the detailed calculation of an estimated Make-Whole Amount, if any (calculated as if the date of such notice was the date of prepayment), due in connection with such prepayment.

     Notice of prepayment having been so given, the aggregate principal amount of the Notes to be prepaid specified in such notice, together with the Make-Whole Amount as of the specified prepayment date with respect thereto, if any, and accrued interest thereon shall become due and payable on the specified prepayment date. Two (2) Business Days prior to the making of such prepayment, the Companies shall deliver to each holder of Notes by facsimile transmission a certificate of a Senior Financial Officer on behalf of Worldwide specifying the details of the calculation of such Make-Whole Amount as of the specified prepayment date.

          (c) Effect of Prepayment. Each prepayment of Notes pursuant to this Section 4.2 shall be applied to the Mandatory Principal Amortization Payments in inverse order of maturity.

          (d) No Other Optional Prepayments. Except as provided in this Section 4.2, the Companies may not make any optional prepayment in respect of the Notes.

          3         Offer to Prepay upon Change in Control.

          (a)       Notice and Offer.  In the event of either

               (i)       a Change in Control, or

               (ii) the obtaining of knowledge of a Control Event by any Senior Officer of any of the Companies (including, without limitation, via the receipt of notice of a Control Event from any holder of Notes),

     Worldwide  will (on behalf of the Companies),  within  three
     (3) Business Days of the occurrence of either of such events, give written notice of such Change in Control or Control Event to each holder of Notes by registered mail (with a copy thereof sent via an overnight courier of national reputation) and, simultaneously with the sending of such written notice, give telephonic advice of such Change in Control or Control Event to an investment officer or other similar representative or agent of each such holder specified on Annex 1 hereto at the telephone number specified thereon, or to such other Person at such other telephone number as any holder of a Note may specify to Worldwide in writing. In the event of a Change in Control, such written notice shall contain, and such written notice shall constitute, an irrevocable offer by the Companies (jointly and severally) to prepay all, but not less than all, the Notes held by such holder on a date specified in such notice (the "Control Prepayment Date") that is not less than forty-five (45) days and not more than sixty (60) days after the date of mailing of such notice. If the Control Prepayment Date shall not be specified in such notice, the Control Prepayment Date shall be the forty-fifth (45th) day after the date of mailing of such notice. If Worldwide (on behalf of the Companies) shall not have received a written response to such notice from each holder of Notes within ten
     (10) days after the date of posting of such notice to such holder of Notes, then Worldwide (on behalf of the Companies) shall immediately send a second written notice via an overnight courier of national reputation to each such holder of Notes who shall have not previously responded to Worldwide, which notice shall contain the information contained in the initial notice and a statement of the Control Prepayment Date.

          (b) Acceptance and Payment. To accept such offered prepayment, a holder of Notes shall cause a notice of such acceptance to be delivered to Worldwide not later than twenty
     (20) days after the date of receipt by such holder of the most recent written offer of such prepayment. If so accepted, such offered prepayment shall be due and payable on the Control Prepayment Date. Such offered prepayment shall be made at one hundred percent (100%) of the principal amount of such Notes, together with any Make-Whole Amount as of the Control Prepayment Date with respect thereto and interest on the Notes then being prepaid accrued to the Control Prepayment Date. Two (2) Business Days prior to the making of such prepayment, Worldwide (on behalf of the Companies) shall deliver to each holder of Notes from which it is then purchasing Notes, by facsimile transmission, a certificate of a Senior Financial Officer on behalf of Worldwide specifying the details of the calculation of such Make-Whole Amount as of the specified prepayment date.

          (c) Officer's Certificate. Each offer to prepay the Notes pursuant to this Section 4.3 shall be accompanied by a certificate, executed by a Senior Financial Officer on behalf of Worldwide and dated the date of such offer, specifying:

                    (i)       the Control Prepayment Date;

               (ii)      the Section hereof under which such offer is made;

               (iii) the principal amount of each Note offered to be prepaid;

               (iv) the interest that would be due on each such Note offered to be prepaid, accrued to the date fixed for payment;

               (v) the detailed calculation of an estimated Make-Whole Amount, if any (calculated as if the date of such notice was the date of prepayment), that would be due in connection with such offered prepayment;

               (vi) that the Companies must receive an acceptance by such holder of such offered prepayment no later than twenty (20) days after such holder's receipt of such certificate;

               (vii) that the conditions of this Section 4.3 have been fulfilled; and

               (viii) in reasonable detail, the nature and date or proposed date of the Change in Control.

          (d) Effect of Prepayment. Each prepayment of the Notes pursuant to this Section 4.3 shall reduce ratably each of the Mandatory Principal Amortization Payments remaining after the date of such prepayment on the Notes not so prepaid.

     4         Mandatory Prepayments at Option of Noteholders.  If at
any time the Companies become obligated to prepay a principal amount of the Bank Loan (pursuant to Section 2.2(B) or Section
2.6 of the Bank Loan Agreement or any successor provisions thereto) as a result of the generation of Net Cash Flow or the realization of proceeds from an issuance of equity, Worldwide will (on behalf of the Companies), within three (3) Business Days of becoming aware of such obligation, give notice of such obligation to each holder of Notes by registered mail (with a
copy   thereof  sent  via  an  overnight  courier   of   national
reputation) and, simultaneously with the sending of such written notice, give telephone advice of such obligation to an investment officer or other similar representative or agent of each such holder specified on Annex 1 hereto at the telephone number specified thereon, or to such other person at such other telephone number as any holder of a Note may specify thereon, or to such other person at such other telephone number as any holder of  Note may specify to Worldwide in writing.  Such notice  shall set forth the nature of the prepayment which is required to be made, the amount of Excess Cash Flow or equity proceeds, as the case may be, and the minimum prepayment to which each holder of Notes is entitled (together with detailed calculations supporting such minimum amount). Upon receipt of such notice (or upon the date such notice should have been received), each holder of Notes shall have the right for ten days (by written notice to Worldwide) to cause the Companies to prepay a principal amount of the Notes held by it equal to such holder's Pro Rata Share of such Excess Cash Flow or equity proceeds, as the case may be. If a  holder of Notes has not responded within such ten day  period, the Company shall give such holder a second notice containing the same information as the first, and the holder shall have five
additional  days within which to give notice of  acceptance.   If
such  holder  does not respond to such second notice within  such five day period, its rights under this Section 4.4 (as to such prepayment) shall lapse. If a notice of acceptance is given by a holder as to a principal amount of its Notes, such principal amount of such holder's Notes shall thereupon become due and payable on the fifteenth (15th) day following such notice by such
holder.   Each  such prepayment shall be at one  hundred  percent
(100%)  of  the  principal amount so prepaid  without  Make-Whole
Amount,   and  shall  be  applied  to  the  Mandatory   Principal
Amortization Payments on the Notes so prepaid in inverse order of maturity.

     5          Partial Prepayment Pro Rata.  If at the time  any
required prepayment or optional prepayment under Section  4.1  or
Section 4.2 hereof is due there is more than one Note outstanding, the aggregate principal amount of each such required or optional partial prepayment of the Notes shall be allocated among the holders of the Notes at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts of the Notes then outstanding (but without giving effect to any payments received by any holder of Notes pursuant to Section 4.4), with adjustments, to the extent practicable, to equalize for any prior prepayments not in such proportion. For purposes of calculating the amount of any prepayment to be made pursuant to Section 4.1 only, Maidenform shall be deemed to be the holder of any Notes which have been acquired by any one or more of the Companies.

     6         Notation of Notes on Prepayment.

     Upon any partial prepayment of a Note, such Note may be (but shall not be required to be), at the option of the holder thereof:

          (a) surrendered to the Companies pursuant to Section 5.2 hereof in exchange for a new Note in a principal amount equal to the principal amount remaining unpaid on the surrendered Note;

          (b) made available to the Companies for notation thereon of the portion of the principal so prepaid; or

          (c) marked by such holder with a notation thereon of the portion of the principal so prepaid.

In case the entire principal amount of any Note is paid, such Note shall be surrendered to the Companies for cancellation and shall not be reissued, and no Note shall be issued in lieu of the paid principal amount of any Note.

5.        REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES

     1         Registration of Notes.

      The Companies will cause to be kept at their office maintained pursuant to Section 6.3 hereof a register for the registration and transfer of Notes. The name and address of each holder of one or more Notes, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. The Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof and the Companies shall not be affected by any notice or knowledge to the contrary.

     2         Exchange of Notes.

          (a) Upon surrender of any Note at the office of the Companies maintained pursuant to Section 6.3 hereof duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or such holder's attorney duly authorized in writing, the Companies will execute and deliver, at the Companies' expense (except as provided below), new Notes in exchange therefor, in denominations of at least One Hundred Thousand Dollars ($100,000) (except as may be necessary to reflect any principal amount not evenly divisible by One Hundred Thousand Dollars ($100,000)), in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall be substantially in the form of Exhibit A hereto. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Companies may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes.

          (b) The Companies will pay the cost of delivering to or from such holder's home office or custodian bank from or to the Companies, insured to the reasonable satisfaction of such holder, the surrendered Note and any Note issued in substitution or replacement for the surrendered Note.

          (c) Each holder of Notes agrees that, in the event it shall sell or transfer any Note without surrendering such Note to the Companies as set forth in Section 5.2(a) hereof, it shall:

               (i) prior to the delivery of such Note, make a notation thereon of all principal, if any, paid on such Note and shall also indicate thereon the date to which interest shall have been paid on such Note; and

               (ii) promptly notify (or cause the transferee of any such Note to notify) the Companies of the name and address of the transferee of any such Note so transferred and the effective date of such transfer.

          (d) Notwithstanding anything to the contrary contained herein, no holder of Notes shall sell or otherwise transfer any Note to any Person that is a Competitor at the time of such transfer.

     3         Replacement of Notes.

      Upon receipt by the Companies of evidence reasonably satisfactory to them of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership (or of ownership by such Institutional Investor's nominee) and such loss, theft, destruction or mutilation), and

          (a) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to the Companies (provided that if the holder of such Note is an Institutional Investor or a nominee of such Institutional Investor, such Institutional Investor's own unsecured agreement of indemnity shall be deemed to be satisfactory for such purpose), or

          (b) in the case of mutilation, upon surrender and cancellation thereof,

the Companies at their own expense will execute and deliver, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

     4         Issuance Taxes.

      The Companies will pay all taxes (if any) due in connection with and as the result of the initial issuance and sale of the Notes and in connection with any modification of this Agreement or the Notes and shall save each holder of Notes harmless without limitation as to time against any and all liabilities with respect to all such taxes. The obligations of the Companies under this Section 5.4 shall survive the payment or prepayment of the Notes and the termination hereof.

6.        COVENANTS

      The Companies jointly and severally covenant that on and after the Effective Date and so long as any of the Notes shall be outstanding:

     1         Payment of Taxes and Claims.

      Each of the Companies will, and will cause each Subsidiary to, pay before they become delinquent:

          (a) all taxes, assessments and governmental charges or levies imposed upon it or its Property; and

          (b) all claims or demands of materialmen, mechanics, carriers, warehousemen, vendors, landlords and other like Persons that, if unpaid, might result in the creation of a Lien upon its Property;

provided, that items of the foregoing description need not be paid

               (i) while being actively contested in good faith and by appropriate proceedings as long as adequate book reserves have been established and maintained and exist with respect thereto, and

               (ii) so long as the title of such Company or such Subsidiary, as the case may be, to, and its right to use, such Property, is not materially adversely affected thereby.

In the case of any such item being contested as described in the immediately preceding sentence involving in excess of Five Hundred Thousand Dollars ($500,000), the appropriateness of the proceedings will be supported by an opinion of the independent counsel responsible for such proceedings and the adequacy of such reserves will be supported by an opinion of the independent accountants of the contesting Person (which opinions will be delivered to the holders of Notes as provided in Section 7.1(c) hereof), provided that, if the aggregate amount of all such items shall exceed One Million Dollars ($1,000,000), regardless of the amount of any individual item, the adequacy of the reserves for all such items will be supported by opinions of the independent accountants of the Companies (which opinions will be delivered to the holders of the Notes as provided in Section 7.1(c) hereof).

     2         Maintenance of Properties; Corporate Existence; etc.

      Each of the Companies will, and each will cause each Subsidiary to:

          (a) Property -- maintain its Property in good condition and working order, ordinary wear and tear excepted, and make all necessary renewals, replacements, additions, betterments and improvements thereto, except where such failures, in the aggregate, would not have a Material Adverse Effect;

          (b) Insurance -- maintain, with Acceptable Insurers, insurance with respect to its Property and business against such casualties and contingencies, of such types (including, without limitation, insurance with respect to losses arising out of Property loss or damage, public liability, business interruption, larceny, workers' compensation, embezzlement or other criminal misappropriation) and in such amounts as is customary in the case of corporations of established reputations engaged in the same or a similar business and similarly situated;

          (c) Financial Records and Fiscal Year -- maintain the same fiscal year as in effect on the Effective Date, and keep accurate and complete books of records and accounts in which accurate and complete entries shall be made of all its business transactions in accordance with sound accounting principles consistently applied that will permit the preparation of financial statements in accordance with GAAP;

          (d)       Corporate Existence and Rights --

               (i) do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, rights (charter and statutory) and franchises, and

               (ii)      maintain each Subsidiary as a Subsidiary,

     in each case except as permitted by Section 6.13 and Section
     6.14 hereof; and

          (e) Compliance with Law -- not be in violation of any law, ordinance or governmental rule or regulation to which it is subject (including, without limitation, any Environmental
     Protection Law) and not fail to obtain any license, certificate, permit, franchise or other governmental authorization necessary to the ownership of its Properties or to the conduct of its business if such violations or failures to obtain, in the aggregate, could reasonably be expected to have a Material
     Adverse Effect.

     3         Payment of Notes and Maintenance of Office.

      Each of the Companies will punctually pay, or cause to be paid, the principal of and interest (and Make-Whole Amount, if any) on, the Notes, as and when the same shall become due according to the terms hereof and of the Notes, and will maintain an office at the address of the Companies set forth in Section
10.1 hereof where notices, presentations and demands in respect hereof or of the Notes may be made upon it. Such office will be maintained at such address until such time as the Companies shall notify the holders of the Notes of any change of location of such office, which will in any event be located within the United States of America.

     4         Guaranties and other Contingent Liabilities.

      No Company will become liable on any Guaranty except Domestic Companies may become liable as guarantors or otherwise for the obligations of (i) other Domestic Companies, (ii) Offshore Companies in commercial transactions in the ordinary course of business and (iii) any other Person, provided that the maximum exposure under Guaranties described in sub clause (iii) other than the Bratex Guaranty shall not exceed Five Million Dollars ($5,000,000) in the aggregate; and provided further that the sum of (A) the aggregate maximum exposure under all Guaranties other than the Bratex Guaranty plus (B) all Restricted Loans plus (C) Offshore Tangible Net Worth, shall not at any time exceed fifteen percent (15%) of Consolidated Tangible Net Worth. The Companies will not at any time incur any other contingent liability, except contingent liabilities in respect of documentary letters of credit and standby letters of credit, not to exceed Ten Million Dollars ($10,000,000) in the aggregate or such lesser amount as may at such time constitute the "Letter of Credit Sublimit" as defined in the Bank Loan Agreement.

     5         Liens.

          (a) Negative Pledge. No Company or Subsidiary will cause or permit to exist, or agree or consent to cause or permit to exist in the future (upon the happening of a contingency or otherwise), any of its Property, whether now owned or hereafter acquired, to be subject to any Lien except:

               (i)       Liens

                    (A)       arising from judicial attachments and judgments,

                    (B)        securing appeal bonds or supersedeas bonds, and

                    (C) arising in connection with court proceedings (including, without limitation, surety bonds and letters of credit or any other instrument serving a similar purpose),

                provided that (1) the execution or other enforce ment of such Liens is effectively stayed, (2) the claims secured thereby are being actively contested in good faith and by appropriate proceedings, (3) adequate book reserves shall have been established and maintained and shall exist with respect thereto, in accordance with GAAP, and (4) the aggregate amount so secured shall not at any time exceed One Million Dollars ($1,000,000);

               (ii) Liens incurred or deposits made in the ordinary course of business

                    (A) in connection with workers' compensation, unemployment insurance, social security and other like laws, and

                    (B) to secure the performance of letters of credit, bids, tenders, sales contracts, leases, statutory obligations, surety and performance bonds (of a type other than set forth in Section 6.5(a)(i)) hereof) and other similar obligations not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of Property;

               (iii) Liens in the nature of reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real Property, provided that such exceptions and encumbrances (other than those Liens in existence at the time of acquisition of a Property and the existence of which is reflected in the purchase price thereof) do not in the aggregate for all such Liens materially detract from the value of such Properties or in the aggregate for all such Liens materially interfere with the use of such Property in the ordinary conduct of the business of the Companies and the Subsidiaries;

               (iv) Liens securing Property taxes, assessments or governmental charges or levies or the claims or demands of materialmen, mechanics, carriers, warehousemen, vendors, landlords and other like Persons, provided that the payment thereof is not at the time required by Section 6.1 hereof;

               (v) Liens in favor of the Collateral Agent and Liens identified in Part 6.5(a)(v) of Annex 2 hereto;

               (vi) Liens on Property arising in connection with a Capital Lease, provided that such Lien encumbers only Property that is the subject of such Capital Lease and no other Property; and

               (vii) purchase money Liens on Property of any of the Companies or the Subsidiaries acquired after the Effective Date and not otherwise permitted pursuant to clause (i) through clause
          (vi), inclusive, of this Section 6.5(a), provided that, at any time, the aggregate amount of all Debt and other obligations secured by Liens permitted by Section 6.5(a)(vi) and by Liens permitted by this Section 6.5(a)(vii) shall not exceed fifteen percent (15%) of Consolidated Tangible Net Worth at such time.

          (b) Financing Statements. No Company or Subsidiary will sign or file a financing statement under the Uniform Commercial Code of any jurisdiction that names any of the Companies or any of the Subsidiaries as debtor, or sign any security agreement authorizing any secured party thereunder to file any such financing statement, except, in any such case, a financing statement filed or to be filed to perfect or protect a security interest that any of the Companies or the Subsidiaries is entitled to create, assume or incur, or permit to exist, under the foregoing provisions of this Section 6.5 or to evidence for informational purposes a lessor's interest in Property leased to any of the Companies or the Subsidiaries.

     6         Consolidated Tangible Net Worth.

           Prior to June 1, 1995, the Companies will not at any time permit Consolidated Tangible Net Worth to be less than XXXXXXXXXXX XXXXXXX XXXXXXX XXXXXXXXXXXXX. From and after June 1, 1995, the Companies will not permit Consolidated Tangible Net Worth to be less than the sum of ninety percent (90%) of Consolidated Tangible Net Worth as of the Effective Date (as shown on the opening balance sheet referred to in
     Section 7.1(k)(i)), plus seventy percent (70%) of Consolidated Net Income for the period from the Effective Date through June 30, 1995, plus the sum of the Quarter-Annual Net Worth Increase Amounts for all fiscal quarters of the Companies ended after June 30, 1995, minus the amount, if any, expended to acquire the remaining common stock of NCC not purchased on or about the Effective Date (provided that such amount so expended shall not exceed the product of $17.55 multiplied by the number of NCC shares so purchased).

     7         Fixed Charge Coverage.

      The  Companies will not at any date permit the Fixed Charge
Coverage Ratio for the immediately preceding four fiscal quarters
(including any fiscal quarter ending on such date) to be less than the following amounts during the following periods:

                                             Minimum Fixed Charge
               Period                           Coverage Ratio

      Effective Date through December 31, 1996               1.10: 1.0

      March 31, 1997 and thereafter                         1.25 : 1.0

     8         Quick Ratio.

      The Companies shall maintain a Quick Ratio of not less than
0.35 to 1.00 as of the end of each fiscal year beginning with the fiscal year ending December 31, 1995.


     9         Leverage Ratio.

     The Companies will not at any time permit the ratio of

          (a)       Consolidated Funded Debt at such time to

          (b)       Consolidated Capitalization at such time to exceed

          (i)       0.7 to 1.0, if such time is on or before December 30, 1995,

          (ii)      0.65 to 1.0, from December 31, 1995 until December 30, 1996,

          (iii)     0.60 to 1.0 from December 31, 1996 until December 30,
                    1997, and

          (iv)      0.55 to 1.0 from December 31, 1997 and thereafter

     10        Consolidated Funded Debt to Operating Cash Flow.

     The Companies will not at any time permit the ratio of

          (a) Consolidated Funded Debt, determined as of the end of the fiscal quarter of the Companies then most recently ended, to

          (b) Consolidated Operating Cash Flow, for the period of four (4) consecutive fiscal quarters of the Companies then most recently ended, to be greater than

          (i)  5.25 to 1.0, if such time is on or before December  30, 1995,

           (ii)  4.75  to  1.0  from December  31,  1995  through
     December 30, 1996,

           (iii)      4.25 to 1.0 from December 31, 1996  through
     December 30, 1997, and

          (iv) 4.0 to 1.0 from December 31, 1997 and thereafter

     11        Investments.

     No Company shall make any Investment, except for Investments in (a) Property to be used in the ordinary course of the business of the Companies and the Subsidiaries, (b) Cash Equivalents, (c) bank deposits in an Acceptable Bank, (d) Domestic Companies and Offshore Companies, or companies which simultaneously with such Investment become Domestic Companies or Offshore Companies, (e) Offshore Loans, (f) Individual Loans, (g) the remaining NCC Stock, (h) Triumph Investments, and (i) Protection Agreements, provided however, that the sum of (i) Restricted Loans, plus (ii) the maximum exposure under all Guaranties of the Companies and the Subsidiaries other than the Bratex Guaranty, plus (iii) Offshore Tangible Net Worth shall at no time exceed fifteen percent (15%) of Consolidated Tangible Net Worth, and provided, further that the aggregate amount of all Individual Loans shall not at any time exceed Two Million Dollars ($2,000,000).

     12        Restricted Payments.

     No Company or Subsidiary will declare or make any Restricted Payment on or prior to January 1, 1998; and no Company or Subsidiary will declare or make any Restricted Payment thereafter unless, at the time of such declaration and immediately before and after giving effect to such Restricted Payment, (a) the aggregate amount of all Restricted Payments made after January 1, 1998 would not exceed one hundred percent (100%) of Consolidated Net Income earned after June 30, 1997 minus any amounts paid pursuant to the final sentence of this Section 6.12, and (b) no Default or Event of Default would exist. Notwithstanding the foregoing sentence, the Companies may make Restricted Payments, not exceeding one hundred percent (100%) of the lesser of (i) Consolidated Net Income during the fiscal year beginning January 1, 1997, and (ii) Six Million Dollars ($6,000,000), during the period July 1, 1997 through December 31, 1997, if at the time of each such Restricted Payment and after giving effect thereto, no Default or Event of Default would exist.

     13        Merger, Consolidation, etc.

          (a) Merger and Consolidation. No Company or Subsidiary will merge with or into or consolidate with any other Person or permit any other Person to merge or consolidate with or into it provided that the foregoing restriction does not apply to the merger or consolidation of

               (i) a Subsidiary with any of the Companies or a Wholly-Owned Subsidiary provided that,

                    (A) if such Subsidiary, such Company or such Wholly-Owned Subsidiary is a corporation organized under the laws of any state of the United States of America, the resulting corporation shall be a corporation organized under the laws of any state of the United States of America, and otherwise, the resulting corporation shall be organized under the laws of the jurisdiction of incorporation of any of the constituent corporations, and

                    (B) immediately prior to, and immediately after the consummation of the transaction, and after giving effect thereto, no Default or Event of Default exists or would exist, and

               (ii)      any Company with another Company provided that,

               (A) if either such Company is a corporation organized under the laws of any state of the United States of America, the resulting corporation shall be a corporation organized under the laws of any state of the United States of America, and otherwise, the resulting corporation shall be organized under the laws of the jurisdiction of incorporation of any of the constituent corporations, and

                    (B) immediately prior to, and immediately after the consummation of the transaction, and after giving effect thereto, no Default or Event of Default exists or would exist, and

               (iii) any of the Companies with another corporation provided that

                    (A) the corporation that results from such merger or consolidation (the "Surviving Corporation") is organized under the laws of the jurisdiction of incorporation of such Company, and

                    (B) the due and punctual payment of the principal of and Make-Whole Amount, if any, and interest on all of the Notes, according to their tenor, and the due and punctual performance and observance of all the covenants in the Notes and this Agreement to be performed or observed by such Company, are expressly assumed by the Surviving Corporation pursuant to such agreements and instruments as shall be approved by the Required Holders, and the Companies cause to be delivered to each holder of Notes an opinion, satisfactory in form and substance to the Required Holders, of independent counsel to the effect that such agreements and instruments are enforceable in accordance with their terms, and

                    (C) immediately prior to, and immediately after the consummation of the transaction, and after giving effect thereto, no Default or Event of Default exists or would exist.

          (b) Acquisition of Stock, etc. No Company or Subsidiary will acquire any stock of any corporation if upon completion of such acquisition such corporation would be a Subsidiary, or acquire all of the Property of, or such of the Property as would permit the transferee to continue any one or more integral business operations of, any Person unless, immediately prior to, and immediately after the consummation of such acquisition, and after giving effect thereto, no Default or Event of Default exists or would exist.

     14        Transfers of Property;

      No Company or Subsidiary will sell (including, without limitation, any sale and subsequent leasing as lessee of such Property), lease as lessor, transfer or otherwise dispose of (including, without limitation, the liquidation for cash or other consideration of the assets representing all or a portion of the over-funding of any "employee pension benefit plan" (as defined in section 3 of ERISA)) (collectively referred to as "Transfers") any Property (including, without limitation, stock of a Subsidiary), except:

          (a) Transfers of inventory or obsolete or worn out Property or Property no longer useful in the business of such Company or such Subsidiary, in each case in the ordinary course of business of such Company or such Subsidiary,

          (b) Transfers from a Subsidiary to any of the Companies or to a Wholly-Owned Subsidiary; and

          (c) Transfers of assets disposed of in arm's length transactions for not less than the greater of (i) Fair Market Value (as reasonably determined by Maidenform) or (ii) book value, provided that the aggregate Fair Market Value of all assets disposed of pursuant to this clause (c) after the Effective Date shall not exceed Seven Million Five Hundred Thousand Dollars ($7,500,000).

     15        Debt Incurrence.

      The Companies will not, at any time, incur any Debt other than the Notes, the Coleman Note, the Bank Term Loan, Debt not to exceed One Hundred Thirty-Two Million Dollars ($132,000,000) in principal amount outstanding under the Bank Revolver, Debt secured by Capital Leases allowed by Section 6.5(a)(vi), Debt secured by purchase money Liens allowed by Section 6.5(a)(vii) and Debt outstanding on the Effective Date and listed on Part 2.2(d) of Annex 2, unless at the time of such incurrence and after giving effect thereto, no Default or Event of Default would exist and the Companies would be in compliance with all financial covenants herein contained (including, in the case of financial covenants which vary with the passage of time, compliance with such covenants in their strictest form, regardless of whether or not the strictest form of such financial covenants would otherwise be applicable at such time). Nothing in this Section
6.15 shall be deemed to excuse compliance with any other covenant or provision of this Agreement.

     16        Limitation on Foreign Assets.

      The Companies will not, at any time, permit (a) the aggregate amount of Foreign Assets to exceed fifteen percent (15%) of Consolidated Tangible Assets at such time, or (b) the aggregate book value of Foreign Assets (other than inventory) located within any one country other than the United States of America and its possessions, Canada, Mexico, member countries of the European Community on the Effective Date, Costa Rica, the Dominican Republic and Jamaica to exceed Two Million Dollars ($2,000,000).

     17        ERISA.

          (a) Compliance. Each of the Companies will, and each will cause each ERISA Affiliate to, at all times with respect to each Pension Plan, make timely payment of contributions required to meet the minimum funding standard set forth in ERISA or the IRC with respect thereto, and to comply in all material respects with all other applicable provisions of ERISA.

          (b) Relationship of Vested Benefits to Pension Plan Assets. Except as disclosed in Part 6.17(b) of Annex 2, none of the Companies will, at any time, permit the present value of all employee benefits vested under each Pension Plan to exceed the assets of such Pension Plan allocable to such vested benefits at such time, in each case determined pursuant to Section 6.17(c) hereof.

          (c) Valuations. All assumptions and methods used to determine the actuarial valuation of vested employee benefits under Pension Plans and the present value of assets of Pension Plans will be reasonable in the good faith judgment of the Companies and will comply with all requirements of law.

          (d) Prohibited Actions. No Company or ERISA Affiliate will:

               (i) engage in any "prohibited transaction" (as defined in section 406 of ERISA or section 4975 of the IRC) that would result in the imposition of a material tax or penalty;

               (ii) incur with respect to any Pension Plan any "accumulated funding deficiency" (as defined in section 302 of ERISA), whether or not waived;

               (iii) terminate any Pension Plan in a manner that could result in

                    (A) the imposition of a Lien on the Property of any of the Companies or any Subsidiary pursuant to section 4068 of ERISA, or

                    (B) the creation of any liability under section 4062 of ERISA;

               (iv) fail to make any payment required by section 515 of ERISA; or

               (v) at any time be an "employer" (as defined in section 3(5) of ERISA) required to contribute to any Multiemployer Plan if, at such time, it could reasonably be expected that any of the Companies or any Subsidiary will incur withdrawal liability in respect of such Multiemployer Plan and such liability, if incurred, together with the aggregate amount of all other withdrawal liability as to which there is a reasonable expectation of incurrence by any of the Companies or any Subsidiary under any one or more Multiemployer Plans (taking into account required or permitted payment schedules and amounts) could reasonably be expected to have a Material Adverse Effect.

          (e) Foreign Pension Plans. Each of the Companies and the ERISA Affiliates will make all required payments in respect of funding any Foreign Pension Plan applicable to such Person and otherwise fully comply with all applicable laws, statutes, rules and regulations governing or affecting such Foreign Pension Plan if the failure to make such payments or so comply would have a Material Adverse Effect. The Companies will continue to manage their Foreign Pension Plans, or cause such Foreign Pension Plans to be managed, in substantially the same manner as they are currently being managed, subject to any changes required by applicable law.

     18        Transactions with Affiliates; Offshore Borrowers.

          (a)       Affiliates, etc.    No Company or Subsidiary will enter
     into any transaction, including, without limitation, the purchase, sale or exchange of Property or the rendering of any service, with any Subsidiary (which is not itself a Domestic
     Company) or Affiliate, or any officer or director of a Company, a Subsidiary or an Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of such Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to such Company or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not having such a relationship.

          (b) Offshore Borrowers. No Domestic Company will enter into any transaction with an Offshore Company unless (i) the Domestic Company receives reasonably equivalent value, and (ii) the transaction is on terms not less favorable than could be obtained in an arm's length transaction with a third party taking into account any opportunity for the Companies to minimize taxes, duties and other similar expenses and any requirements of law imposed by the jurisdictions in which the Companies operate.

     19        Ownership of Maidenform.

      Anything contained herein to the contrary notwithstanding, Worldwide shall maintain direct legal and beneficial ownership of all capital stock of Maidenform at all times.

     20        Nature of Business.

      No Company or Subsidiary will engage in any business if, as a result thereof, the general nature of the businesses of the Companies and the Subsidiaries, taken as a whole, would be other than the manufacturing, distribution, marketing and selling of women's undergarments and intimate apparel, sleepwear, swimwear and related items.

     21        Guaranty of Certain Obligations.

      The Companies will cause each Person that becomes a Subsidiary after the Effective Date to execute and deliver to each holder of Notes, on the date such Person becomes a Subsidiary, an unconditional guaranty of the obligations evidenced by the Notes, in form and substance satisfactory to the Required Holders.

     22        Pro-Rata Offers.

      No Company, Subsidiary or Affiliate will, directly or indirectly, acquire or make any offer to acquire any Notes unless such Company or such Subsidiary or Affiliate shall have offered to acquire Notes, pro rata, from all holders of the Notes upon the same terms. In case any Company acquires any Notes, such Notes will immediately thereafter be cancelled and no Notes will be issued in substitution therefor.

     23        Private Offering.

      The Companies will not, and will not permit any Person acting on their behalf to, offer the Notes or any part thereof or any similar Securities for issuance or sale to, or solicit any offer to acquire any of the same from, any Person so as to bring the issuance and sale of the Notes within the provisions of section 5 of the Securities Act.

     24        Amendments to Bank Loan Agreement; Coleman Note.

           (a)   Bank  Loan Agreement.  The Companies  shall  not
     enter into any amendment to the Bank Loan Agreement the effect of which is to increase the interest or other amounts (other than increased amounts specifically allowed by
     Section 6.24(a)) payable thereunder, increase the principal amount of the Bank Term Loan, increase the "Commitment" as defined in the Bank Loan Agreement to more than One Hundred Thirty-Two Million Dollars ($132,000,000), accelerate the payment schedule for principal or interest due under the Bank Loan Agreement, accelerate the maturity date thereof or create a security interest in connection therewith (other than in favor of the Collateral Agent), unless agreed to in writing by the Required Holders, provided that the Companies may amend the Bank Loan Agreement to increase the Commitment (as therein defined) to more than One Hundred Thirty-Two Million Dollars ($132,000,000) so long as any incurrence of Debt (in excess of One Hundred Thirty-Two Million Dollars ($132,000,000)) pursuant to such amendment complies with all covenants contained in this Agreement, including, without limitation, Section 6.15.

           (b)   Coleman Note.  No Company will amend the Coleman
     Note so as to increase the amount thereof or the rate of interest payable thereon or to extend the maturity date thereof.

7.        INFORMATION AS TO COMPANIES

     1         Financial and Business Information.

     The Companies will deliver to each holder of Notes:

          (a) Quarterly Statements -- as soon as practicable after the end of each quarterly fiscal period in each fiscal year of the Companies (other than the last quarterly fiscal period of each such fiscal year), and in any event within sixty (60) days (or, if Worldwide shall at such time have any class of Securities required to be registered pursuant to section 12 of the Exchange Act, within forty-five (45) days) thereafter, duplicate copies of

               (i) consolidated balance sheets of Worldwide and its subsidiaries as at the end of such quarter, and

               (ii) consolidated statements of income, changes in stockholders' equity and cash flows of Worldwide and its subsidiaries for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally and certified as complete and correct in all material respects, subject to changes resulting from year-end adjustments and subject to the absence of footnotes, by a Senior Financial Officer on behalf of Worldwide, and accompanied by the certificates required by Section 7.2 hereof;

          (b) Annual Statements -- as soon as practicable after the end of each fiscal year of the Companies, and in any event within ninety (90) days thereafter, duplicate copies of

               (i) consolidating and consolidated balance sheets of Worldwide and its subsidiaries and of Worldwide, Maidenform and the Subsidiaries as at the end of such year,

               (ii) consolidating and consolidated statements of income, changes in stockholders' equity and cash flows of Worldwide and its subsidiaries and of Worldwide, Maidenform and the Subsidiaries for such year,

               (iii) a statement of income as at the end of such year separately setting forth the respective contributions of the Maidenform, Trueform, NCC and retail divisions,

     setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP and accompanied by

                    (A) in the case of such consolidated statements of Worldwide and its subsidiaries referred to in clause (b) (i) and clause (b)(ii) above, an opinion of independent certified public accountants of recognized national standing, which opinion shall, without qualification (including, without limitation, qualifications related to the scope of the audit or the ability of any of the Companies to continue as a going concern), state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances,

                    (B) a certification by a Senior Financial Officer on behalf of Worldwide that such consolidated statements are complete and correct in all material respects, and

                    (C)            the certificates required by Section 7.2 and
               Section 7.3 hereof;

          (c) Opinions of Independent Accountants and Counsel -- as soon as practicable after the end of each fiscal year of the Companies, and in any event within ninety (90) days thereafter, duplicate copies of all opinions of independent accountants and counsel required pursuant to Section 6.1 hereof;

          (d) Audit Reports -- promptly upon receipt thereof, a copy of each other report (including, without limitation, each so-called "management letter" or similar analysis) submitted to any of the Companies or any Subsidiary by independent accountants in connection with any annual, interim or special audit made by them of the books of any of the Companies or any Subsidiary, provided however that, with respect to any such individual report the contents of which indicate that the issues addressed therein could not reasonably be expected to have a Material Adverse
     Effect, Worldwide may deliver, in lieu of such report, a certificate of a Senior Financial Officer on behalf of Worldwide attesting to such content;

          (e) SEC and Other Reports -- promptly upon their becoming available, one copy of each financial statement or proxy statement sent by any of the Companies or any Subsidiary to stockholders generally, and of each regular or periodic report
     and   any  registration  statement,  prospectus  or  written
     communication (other than transmittal letters), and each amendment thereto, in respect thereof filed by any of the Companies or any Subsidiary with, or received by, such Person in connection therewith from, the National Association of Securities Dealers, any securities exchange or the Securities and Exchange Commission or any successor agency;

          (f)       ERISA --

               (i) within three (3) Business Days after becoming aware of the occurrence of any

                    (A) "reportable event" (as defined in section 4043 of ERISA), or

                    (B) "prohibited transaction" (as defined in section 406 of ERISA or section 4975 of the IRC),

                in connection with any Pension Plan or any trust created thereunder, a written notice specifying the nature thereof, what action the Companies are taking or propose to take with respect thereto and, when known, any action taken by the IRS, the Department of Labor or the PBGC with respect thereto; and

               (ii) prompt written notice of and, where applicable, a description of

                    (A) any notice from the PBGC in respect of the commencement of any proceedings pursuant to section 4042 of ERISA to terminate any Pension Plan or for the appointment of a trustee to administer any Pension Plan,

                    (B) any distress termination notice delivered to the PBGC under section 4041 of ERISA in respect of any Pension Plan, and any determination of the PBGC in respect thereof,

                    (C) the placement of any Multiemployer Plan in reorganization status under Title IV of ERISA,

                    (D) any Multiemployer Plan becoming "insolvent" (as defined in section 4245 of ERISA) under Title IV of ERISA, and

                    (E) the whole or partial withdrawal of the any of the Companies or any ERISA Affiliate from any Multiemployer Plan and the withdrawal liability incurred in connection therewith;

          (g) Actions, Proceedings -- promptly after the commencement thereof, notice of any action or proceeding relating to any of the Companies or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, would have a Material Adverse Effect;

          (h) Certain Environmental Matters -- prompt written notice of and a description of any event or circumstance that, had such event or circumstance occurred or existed immediately prior to the Effective Date, would have been required to be disclosed as an exception to any statement set forth in Section 2.13 hereof;

          (i) Notice of Default or Event of Default -- within one (1) Business Day after a Senior Officer becomes aware of the existence of any condition or event that constitutes a Default or an Event of Default hereunder or an Event of Default or an Unmatured Event of Default under the Bank Loan Agreement, a written notice specifying the nature and period of existence thereof and what action the Companies are taking or propose to take with respect thereto;

          (j) Notice of Claimed Default -- within one (1) Business Day after a Senior Officer becomes aware that the holder of any Note, or of any Debt or other Security of any of the Companies or any Subsidiary evidencing Debt in excess of Two Hundred Thousand Dollars ($200,000), shall have given notice or taken any other action with respect to a claimed Default, Event of Default, default or event of default, a written notice specifying the notice given or action taken by such holder and the nature of the claimed Default, Event of Default, default or event of default and what action the Companies are taking or propose to take with respect thereto;

          (k) Special First Year Information -- the Companies shall deliver to each holder of Notes:

               (i) by June 1, 1995, an opening balance sheet of the Companies prepared on a consolidated basis by Ernst & Young,

               (ii) by June 1, 1995, a quarterly financial statement for each of (A) Maidenform and its consolidated Subsidiaries (other than NCC and Crescent), and (B) NCC and its consolidated Subsidiaries, for the quarter ended March 31, 1995, and

               (iii)          by September 15, 1995, the Combined Pro Forma.

          (l) Requested Information -- with reasonable promptness, such other data and information as from time to time may be reasonably requested by any holder of Notes, including, without limitation,

               (i) copies of any statement, report or certificate furnished to any holder of Debt of any of the Companies or any Subsidiary with respect to Debt in excess of Two Hundred Thousand Dollars ($200,000),

               (ii) information requested to comply with 17 C.F.R. 230.144A, as amended from time to time,

               (iii) management letters with respect to which Worldwide has delivered a certificate pursuant to Section 7.1(d) hereof, and

               (iv) appraisal reports delivered to the Agent pursuant to the Bank Loan Agreement.

     2         Officers' Certificates.

     Each set of financial statements delivered to each holder of Notes pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Officer and a Senior Financial Officer on behalf of Worldwide setting forth the information in (a) and (b) below and a certificate of the General Counsel of Worldwide setting forth whether, in his or her opinion, a Control Event has occurred:

          (a) Covenant Compliance -- the information (including, to the extent applicable, detailed calculations) required in order to establish whether the Companies were in compliance with the requirements of Section 6.4 through Section 6.16 hereof, inclusive, during the period covered by the income statement then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amounts, ratio or percentage then in existence); and

          (b) Event of Default -- a statement that the signers have reviewed the relevant terms hereof and have made, or caused to be made, under their supervision, a review of the transactions and conditions of the Companies and the Subsidiaries from the beginning of the accounting period covered by the income statements being delivered therewith to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Companies shall have taken or propose to take with respect thereto.

     3         Accountants' Certificates.

      Each  set of annual financial statements delivered pursuant to Section 7.1(b) hereof shall be accompanied by:

           (a) a certificate of the accountants who certify such financial statements, stating that, without having undertaken an extraordinary review, they have reviewed this Agreement and stating further, whether, in making their audit, any condition or event came to their attention that caused the Companies to fail to comply with any one or more of Sections 6.4 through 6.12, inclusive, and Sections 6.14 through 6.16, inclusive, of this Agreement as such Sections relate to matters susceptible to verification by accounting procedures, and, if such accountants are aware that any such condition or event then exists, specifying the nature and, to the extent known by them, the period of existence thereof, and

           (b) a legal opinion from outside counsel to the Companies (acceptable to the holders of the Notes) that no Control Event has occurred to and including the date of delivery of such opinion.

     4         Inspection.

      The Companies will permit, upon reasonable prior notice to Worldwide, the representatives of any holder of Notes to visit and inspect any of the Properties of the Companies or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom and to discuss their respective affairs, finances and
accounts   with   their   respective  officers,   employees   and
independent public accountants (and by this provision the Companies authorize such accountants to discuss the finances and affairs of the Companies and the Subsidiaries), all at such reasonable times and as often as may be reasonably requested. The out-of-pocket costs of the holders of the Notes with respect to any such inspection shall be borne by such inspecting holder unless a Default or Event of Default exists, in which case such costs shall be borne by the Companies.

     5         Additional Financial Statements.

       If, during any period while any of the Notes are outstanding, any consolidated subsidiary of Worldwide (other than Maidenform) shall not also be a Subsidiary, then during such period the Companies shall deliver to you in addition to the financial statements required by Section 7.1(a)(i) and Section 7.1(a)(ii) hereof, corresponding financial statements with respect to Worldwide, Maidenform and the Subsidiaries, in the form and within the time periods required by Section 7.1(a).

8.        EVENTS OF DEFAULT

     1         Nature of Events.

      An "Event of Default" shall exist if any of the following occurs and is continuing:

          (a) Principal or Make-Whole Amount Payments -- the Companies shall fail to make any payment of principal or Make-Whole Amount on any Note on or before the date such payment is due;

          (b) Interest Payments -- the Companies shall fail to make any payment of interest on any Note on or before five (5) days after the date such payment is due;

          (c) Particular Covenant Defaults -- any of the Companies or any Subsidiary shall fail to perform or observe any covenant contained in Section 6.4 through Section 6.16, inclusive, Section 7.1(i) or Section 7.1(j) hereof;

          (d) Other Defaults -- any of the Companies or any Subsidiary shall fail to comply with any other provision hereof, and such failure continues for more than thirty (30) days after such failure shall first become known to any Senior Officer of any of the Companies;

          (e) Warranties or Representations -- any warranty, repre sentation or other statement by or on behalf of any of the Companies contained herein or in the Existing Note Purchase
     Agreement or in any certificate or instrument furnished in compliance with or in reference hereto or thereto shall prove to have been false or misleading in any material respect when made;

          (f)       Default on Debt or Security --

               (i) any of the Companies or any Subsidiary shall fail to make any payment on any Debt or any Security when due, or any Protection Agreement when due after expiration of any applicable notice and grace period; or

               (ii) any event shall occur or any condition shall exist in respect of any Debt or any Security of any of the Companies or any Subsidiary, or under any agreement securing or relating to any such Debt or Security, that immediately or with any one or more of the passage of time or the giving of notice:

                    (A) causes (or permits any one or more of the holders thereof or a trustee therefor to cause) such Debt or Security, or a portion thereof, to become due prior to its stated maturity or prior to its regularly scheduled date or dates of payment; or

                    (B) permits any one or more of the holders thereof or a trustee therefor to require any of the Companies or any Subsidiary to repurchase such Debt or Security from such holder and any such holder or trustee exercises (or attempts to exercise) such right;

                 provided  that  the  aggregate  amount  of   all
          obligations in respect of all such Debt and Securities referred to in this clause (f) exceeds at any time One
          Million Dollars ($1,000,000);

          (g)       Involuntary Bankruptcy Proceedings --

               (i) a receiver, liquidator, custodian or trustee of any of the Companies or any Subsidiary, or of all or any part of the Property of any, shall be appointed by court order and such order shall remain in effect for more than sixty (60) days, or an order for relief shall be entered with respect to any of the Companies or any Subsidiary, or any of the Companies or any Subsidiary shall be adjudicated a bankrupt or insolvent;

               (ii) any of the Property of any of the Companies or any Subsidiary shall be sequestered by court order and such order shall remain in effect for more than sixty (60) days; or

               (iii) a petition shall be filed against any of the Companies or any Subsidiary under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, and shall not be dismissed or stayed within sixty (60) days after such filing;

          (h) Voluntary Petitions -- any of the Companies or any Subsidiary shall file a petition in voluntary bankruptcy or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or shall consent to the filing of any petition against it under any such law;

          (i) Assignments for Benefit of Creditors, etc. -- any of the Companies or any Subsidiary shall make an assignment for the benefit of its creditors, or admits in writing its inability, or fails, to pay its debts generally as they become due, or consent to the appointment of a receiver, liquidator or trustee of itself or of all or any part of its Property; or

          (j) Undischarged Final Judgments -- a final judgment or final judgments for the payment of money aggregating in excess of Five Hundred Thousand Dollars ($500,000) is or are outstanding against any one or more of any of the Companies and the Subsidiaries and any one of such judgments shall have been outstanding for more than thirty (30) days from the date of its entry and shall not have been discharged in full or stayed.

If any action, condition, event or other matter would, at any time, constitute an Event of Default under any provision of this
Section 8.1, then an Event of Default shall exist, regardless of whether the same or a similar action, condition, event or other matter is addressed in a different provision of this Section 8.1 and would not constitute an Event of Default at such time under such different provision.

     2         Default Remedies.

          (a)       Acceleration on Event of Default.

               (i)       If an Event of Default specified in clause (g), clause
          (h) or clause (i) of Section 8.1 hereof shall exist, all of the Notes at the time outstanding shall automatically become immediately due and payable together with interest accrued thereon and, to the extent permitted by applicable law, the Make-Whole Amount at such time with respect to such principal amount of such Notes, in each case without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived.

               (ii) If an Event of Default other than those specified in clause (g), clause (h) or clause (i) of Section 8.1 hereof shall exist, the holder or holders of at least thirty-four percent
          (34%) in principal amount of the Notes then outstanding
          (exclusive of Notes then owned by any one or more of the Companies, any Subsidiary or any Affiliate) may exercise any right, power or remedy permitted to such holder or holders by law and shall have, in particular, without limiting the generality of the foregoing, the right to declare the entire principal of, and all interest accrued on, all the Notes then outstanding to be, and such Notes shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Companies shall forthwith pay to the holder or holders of all the Notes then outstanding the entire principal of, and interest accrued on, the Notes and, to the extent permitted by applicable law, the Make-Whole Amount on the date of such declaration with respect to such principal amount of such Notes.

          (b) Acceleration on Payment Default. During the existence of an Event of Default described in Section 8.1(a) or Section
     8.1(b) hereof, and irrespective of whether the Notes then outstanding shall have been declared to be due and payable pursuant to Section 8.2(a)(ii) hereof, any holder of Notes that shall have not consented to any waiver with respect to such Event of Default may, at such holder's option, by notice in writing to Worldwide, declare the Notes then held by such holder to be, and such Notes shall thereupon become, forthwith due and payable together with all interest accrued thereon, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Companies shall forthwith pay to such holder the entire principal of and interest accrued on such Notes and, to the extent permitted by applicable law, the Make-Whole Amount at such time with respect to such principal amount of such Notes.

          (c) Valuable Rights. The Companies acknowledge, and the parties hereto agree, that the right of each holder to maintain its investment in the Notes free from repayment by the Companies (except as herein specifically provided for) is a valuable right and that the provision for payment of a Make-Whole Amount by the Companies in the event that the Notes are prepaid or are accelerated as a result of an Event of Default is intended to provide compensation for the deprivation of such right under such circumstances.

          (d) Other Remedies. During the existence of an Event of Default and irrespective of whether the Notes then outstanding shall have been declared to be due and payable pursuant to
     Section 8.2(a)(ii) hereof and irrespective of whether any holder of Notes then outstanding shall otherwise have pursued or be pursuing any other rights or remedies, any holder of Notes may proceed to protect and enforce its rights hereunder and under such Notes by exercising such remedies as are available to such holder in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any agreement contained herein or in aid of the exercise of any power granted herein, provided that the maturity of such holder's Notes may be accelerated only in accordance with
     Section 8.2(a) and Section 8.2(b) hereof.

          (e) Nonwaiver and Expenses. No course of dealing on the part of any holder of Notes nor any delay or failure on the part of any holder of Notes to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. If the Companies shall fail to pay when due any principal of, or Make-Whole Amount or interest on, any Note, or shall fail to comply with any other provision hereof, the Companies shall pay to each holder of Notes, to the extent permitted by law, such further amounts as shall be sufficient to cover the costs and expenses (including, but not limited to, reasonable attorneys' fees) incurred by such holder in collecting any sums due on such Notes or in otherwise assessing, analyzing or enforcing any rights or remedies that are or may be available to it.

     3         Annulment of Acceleration of Notes.

      If a declaration is made pursuant to Section 8.2(a)(ii) hereof, then and in every such case, the holders of at least sixty-six and two-thirds percent (66 and 2/3%) in aggregate principal amount of the Notes then outstanding (exclusive of Notes then owned by any one or more of the Companies, any Subsidiary and any Affiliate) may, by written instrument filed with Worldwide, rescind and annul such declaration and the consequences thereof, provided that at the time such declaration is annulled and rescinded:

          (a) no judgment or decree shall have been entered for the payment of any moneys due on or pursuant hereto or the Notes;

          (b) all arrears of interest upon all the Notes and all other sums payable hereunder and under the Notes (except any principal of, or interest or Make-Whole Amount on, the Notes that shall have become due and payable by reason of such declaration under Section 8.2(a)(ii) hereof) shall have been duly paid; and

          (c) each and every other Default and Event of Default shall have been waived pursuant to Section 10.5 hereof or otherwise made good or cured;

and provided further that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereon.

9.        INTERPRETATION OF THIS AGREEMENT

     1         Terms Defined.

      As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

           Acceptable Bank -- means, at any time, any commercial bank organized under the laws of the United States of America or any state or territory thereof:

                    (a) that at such time has capital, surplus and undivided profits aggregating at least Two Hundred Fifty Million Dollars ($250,000,000); and

                    (b) whose long-term unsecured debt obligations (or the long-term unsecured debt obligations of the bank holding company owning all of the capital stock of such bank) shall at such time be rated "A" or higher by Standard & Poor's or "A2" or higher by Moody's (or any future comparable ratings issued by Standard &
          Poor's or Moody's).

           Acceptable Control Persons -- means the issue and spouses of issue of Beatrice Coleman, and with respect to the board of directors, designees of any such Person.

          Acceptable Insurer -- means, at any time, a financially sound and reputable insurer at such time accorded a rating by the A.M. Best Company of "A" or better and a size rating of "XII" or better (or comparable ratings by any comparable rating agency if the A.M. Best Company is no longer issuing such ratings).

           Acceptable Jurisdiction -- means the United States of America and its possessions, Canada, Mexico, member countries of the European Community as of the Effective Date, Costa Rica, the Dominican Republic, Jamaica, Honduras, Belize, Hong Kong, the Philippines, Japan, Taiwan, Brazil, Columbia, Australia and Cuba (during such time as there are no United States Governmental Authority prohibitions applying to the Companies concerning trade with or within, or the conduct of business with or within, Cuba).

          Acquisition -- Section 1.1 hereof.

           Acquisition Effective Time -- means that time on the Effective Date when the Acquisition is consummated.

           Adjusted  Earnings -- at any time means the result  of
     (a) the Consolidated Net Income (without giving effect to the one-time charge, not to exceed XXXX XXXXXXX XXXXXXX
     XXXXXXXXXXXX, accrued in the second quarter of 1995 in connection with XXX XXXXXXXXXX XX XXXXXX XXXXXX and a one-time charge, not to exceed XXX XXXXXXX XXXX XXXXXXX XXXXXXXX XXXXXXX XXXXXXXXXXXX, which the Companies may accrue during 1995 or 1996 in connection with XXX XXXXXXX XXXXXXX XX X XXXXX XX XXXXXXXX XXXXXX XXXXXX XXXXXXX) before income taxes for the period of four fiscal quarters then most recently ended, determined on a consolidated basis (but expressly excluding any net amounts accrued under FASB 87), plus (b) interest, depreciation, amortization, and operating lease payments during such period, minus (c) Capital Expenditures during such period.

           Adjusted Tangible Assets -- means, with respect to any Person, all assets (including, without duplication, the capitalized value of any leasehold interest under any Capital Lease) of such Person determined in accordance with GAAP, except:

               (a) intangible assets;

               (b)  patents, copyrights, trademarks, trade names,
          franchises,    goodwill,    organizational     expense,
          experimental  expense  and  other  similar   intangible
          assets;

               (c)  unamortized debt discount and expense; and

                  (d)    assets   not   located   in   Acceptable
          Jurisdictions.

           Affiliate -- means, at any time, a Person (other than any of the Companies or a Subsidiary)

                (a) that directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, any of the Companies,

                (b)  that beneficially owns or holds five percent
          (5%) or more of any class of the Voting Stock of any of the Companies,

               (c) five percent (5%) or more of the Voting Stock (or in the case of a Person that is not a corporation, five percent (5%) or more of the equity interest) of which is beneficially owned or held by any of the Companies or a Subsidiary, or

               (d) who is an officer or director (or a member of the immediate family of an officer or director) of any of the Companies or any Subsidiary, at such time.

     As used in this definition:

                Control -- means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

           Agreement, this -- means this agreement, as it may be amended and restated from time to time.

           Bank Loan Agreement -- means the loan agreement, dated April 26, 1995, among the Companies, CoreStates Bank, N.A., as Agent, CoreStates Bank, N.A., Nationsbank, N.A., The Chase Manhattan Bank N.A., National City Bank, National Bank of Detroit, Comerica Bank, European American Bank, and United Jersey Bank, as amended from time to time.

           Bank Revolver -- means the Revolving Credit under and as defined in the Bank Loan Agreement.

           Bank Term Loan -- means the Term Loan made pursuant to
     Section 2.2 of the Bank Loan Agreement.

           Board of Directors -- means the board of directors of any of the Companies, or any committee thereof that, in the instance, shall have the lawful power to exercise the power and authority of such board of directors.

            Bratex Guaranty -- means that certain guaranty heretofore agreed to by certain of the Companies with respect to the obligations of Bratex Dominicana C. por A. to Chase Manhattan Bank, not to exceed Three Million Dollars ($3,000,000) in the aggregate.

           Business Day -- means, at any time, a day other than a Saturday, a Sunday or a day on which the bank designated by the holder of a Note to receive (for such holder's account) payments on such Note is required by law (other than a general banking moratorium or holiday for a period exceeding four (4) consecutive days) to be closed.

           Capital  Asset -- means any property or  asset  (real,
     personal  or mixed, tangible or intangible) which  is  of  a
     kind   subject   to   an  allowance  for   depreciation   or
     amortization under GAAP.

           Capital Expenditures -- means any expenditures made or cost incurred by any Company whether paid or due and owing, for the acquisition, purchase, alteration or improvement of any Capital Asset, but excluding expenditures deemed to have been made for assets acquired or created by virtue of the purchase of NCC stock.

           Capital Lease -- means, at any time, a capital lease within the meaning of GAAP.

          Cash Equivalents -- means

                (a) marketable direct obligations issued or unconditionally guarantied by the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, or the Commonwealth of Puerto Rico, in each case maturing within one year from the date of acquisition thereof,

                (b) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within one year from the date of acquisition thereof and, at the time of acquisition, having the highest rating obtainable from either Standard & Poor's or Moody's,

                    (c) commercial paper maturing no more than one year from the date of creation thereof and, at the time of acquisition, having the highest rating obtainable from either Standard &
          Poor's or Moody's, and

                    (d) certificates of deposit, demand accounts or bankers' acceptances maturing within one year from the date of acquisition thereof issued by an Acceptable Bank.

           Change in Control -- means any event or occurrence if as a result thereof or immediately thereafter, (i) Elizabeth Coleman, her husband and issue, together with any trusts controlled by her, fails to have the ability to appoint a majority of the members of the board of directors of Worldwide, or (ii) Worldwide fails to have the ability, directly or indirectly, to appoint a majority of the members of the board of directors of each of the Companies.

          Closing -- Section 1.2 hereof.

          Coleman Note -- means that promissory note of Worldwide
     N.Y. issued to the Estate of Beatrice Coleman in the initial principal amount of $2,538,896 in connection with the redemption of her stock in such corporation.

           Collateral  Agent  -- CoreStates  Bank,  N.A.  in  its
     capacity   as   Collateral  Agent  under  the  Intercreditor
     Agreement, and any successor thereto in such capacity.

           Combined Pro Forma -- means pro forma financial statements which restate the financial condition of the Companies for the five fiscal quarters ended March 31, 1995 and for the interim period from April 1, 1995 to the Effective Date by combining, using GAAP standards of combination, (i) the consolidated financial statements of the Original Companies for such periods with (ii) the financial statements of NCC and Crescent as reflected on NCC's Form 10Qs and Form 10Ks as filed with the Securities and Exchange Commission for the periods ending on or prior to March 31, 1995 and the financial statements prepared by NCC for the period April 1, 1995 to the Effective Date.

           Companies, Company -- has the meaning specified in the introductory sentence hereof.

           Competitor -- means each Person (i) identified as a "Competitor" on Part 9.1(C) of Annex 2 to this Agreement and any successor thereof or (ii) who is engaged in the same line of business as the Companies or any of the Subsidiaries and who, after the Effective Date, shall have been identified in good faith in a written notice delivered to each of the holders of the Notes as a "Competitor," provided that none of the Purchasers, their affiliates or any other Institutional Investor shall be considered or deemed to be a "Competitor" for the purposes of this definition.

           Consolidated Capitalization -- means, at any time, the sum of

               (a)  Consolidated Tangible Net Worth, plus

               (b)  Consolidated Funded Debt,

          determined in each case at such time.

           Consolidated Debt -- means, at any time, the aggregate amount of all Debt of the Companies and the Subsidiaries, determined at such time after eliminating intercompany transactions among the Companies and the Subsidiaries.

           Consolidated Funded Debt -- means, at any time, the aggregate amount of all Funded Debt of the Companies and the Subsidiaries, determined at such time after eliminating intercompany transactions among the Companies and the Subsidiaries.

          Consolidated Interest Expense -- means, for any period, the aggregate amount of interest accrued on or capitalized with respect to Consolidated Debt for such period, including, without limitation, amortization of debt discount, imputed interest on Capital Leases and interest on the Notes, but excluding any interest payable with respect to the Coleman Note.

           Consolidated Liabilities -- means, at any time, the amount at which the liabilities of the Companies and the Subsidiaries would be shown on a consolidated balance sheet of such Persons at such time prepared in accordance with GAAP.

           Consolidated Net Income -- means, for any period, net earnings (or loss) after income taxes of the Companies and the Subsidiaries, determined on a consolidated basis for such Persons from and after the Effective Date, and by reference to the Combined Pro Forma for periods prior to the Effective Date, but excluding:

                (a)   net  earnings (or loss) of  any  Subsidiary
          (other than NCC and Crescent) accrued prior to the date it became a Subsidiary;

                (b) any gain or loss (net of tax effects applicable thereto) resulting from the sale, conversion or other disposition of capital assets other than in the ordinary course of business;

                (c) any extraordinary, unusual or nonrecurring gains or losses;

                (d) any gain arising from any reappraisal or write-up of assets;

                (e) any portion of the net earnings of any Subsidiary (other than NCC and Crescent for periods ending prior to January 1, 1996) that for any reason is unavailable for payment of dividends to the Companies or a Subsidiary;

                (f) any gain or loss (net of tax effects applicable thereto) during such period resulting from the receipt of any proceeds of any insurance policy;

                (g)   any earnings of any Person (other than  NCC
          and Crescent) acquired by the Companies or any Subsidiary through purchase, merger or consolidation or otherwise, or earnings of any Person substantially all of whose assets have been acquired by the Companies or any Subsidiary, for any period prior to the date of acquisition;

                (h) net earnings of any Person (other than a Subsidiary) in which the Companies or any Subsidiary shall have an ownership interest unless such net earnings shall have actually been received by the Companies or such Subsidiary in the form of cash distributions; and

                (i) any restoration during such period to income of any contingency reserve, except to the extent that
          (x) provision for such reserve was made during such period out of income accrued during such period or (y) the Companies shall have actually received, during such period, cash in respect of such restoration.

           Consolidated Operating Cash Flow -- means, for any period, the sum of

               (a)  Consolidated Net Income for such period, plus

               (b) the aggregate amount (to the extent, and only to the extent, that such aggregate amount was deducted in the computation of Consolidated Net Income for such period) of

                          (i)   federal, state and  local  income taxes,

                         (ii) Consolidated Interest Expense, and

                         (iii)     depreciation and amortization,

     in each case accrued for such period by the Companies and the Subsidiaries, determined on a consolidated basis for such Persons, but in no event including in such computation the one-time charge, not to exceed XXXX XXXXXXX XXXXXXX XXXXXXXXXXXX, incurred in the second quarter of 1995 in connection with XXX XXXXXXXXXX XX XXXXXX XXXXXX, any net amounts accrued under FASB 87, and a one-time charge, not to
     exceed   XXXX XXXXXXX XXXX XXXXXXX XXXXXXXX XXXXXXX
     XXXXXXXXXXXX, which the Companies may accrue during 1995 or 1996 in connection with XXX XXXXXXX XXXXXXX XX X XXXXX XX XXXXXXXX XXXXXX XXXXXX XXXXXXX.

          Consolidated Tangible Assets -- means, at any time, the
     aggregate  amount  of  Adjusted  Tangible  Assets   of   the
     Companies and the Subsidiaries, determined on a consolidated basis for such Persons at such time.

           Consolidated Tangible Net Worth -- means, at any time, the remainder of

                (a)   the  amount by which Consolidated  Tangible
          Assets plus the outstanding balance of the Coleman Note exceeds Consolidated Liabilities, minus

                (b) to the extent such amounts are included in clause (a) above, the sum of the Companies' and any Subsidiaries'

                         (i) Investments in joint ventures and partnerships (except for Triumph Investments),

                         (ii) Investments in equity securities not traded on a national securities exchange or in the National Market System of the NASDAQ, and

                         (iii) Investments in other securities which do not have
               an investment grade rating of Baa2 or higher by Moody's or BBB or higher by Standard and Poor's.

          Control Event -- means:

                (a) the execution by any of the Companies or any Subsidiary or Affiliate of any letter of intent or similar agreement with respect to any proposed transaction or event or series of transactions or events that, individually or in the aggregate, could reasonably be expected to result in a Change in Control;

                (b) the execution of any written agreement that, when fully performed by the parties thereto, would result in a Change in Control; or

               (c) the making of any written offer by any person (as such term is used in section 13(d) and section 14(d)(2) of the Exchange Act as in effect on the Effective Date) or related persons constituting a group (as such term is used in Rule 13d-5 under the Exchange Act as in effect on the Effective Date) to the holders of the Voting Stock of Worldwide or Maidenform which offer, if accepted by the requisite number of such holders, would result in a Change in Control.

          Control Prepayment Date -- Section 4.3 hereof.

          Crescent -- means Crescent Industries, Inc., a Delaware corporation.

           Current Debt -- means, with respect to any Person, at any time, all Debt of such Person other than Funded Debt and the Coleman Note.

           Current Liabilities -- means, at any time, the amount at which the current liabilities of the Companies and the Subsidiaries would be shown on a consolidated balance sheet of such Persons at such time prepared in accordance with GAAP, including at all times the entire outstanding principal amount of the revolving credit facility under the Bank Loan Agreement, and excluding the Coleman Note and any obligation to make a prepayment pursuant to Section 4.4 hereof or Section 2.2 of the Bank Loan Agreement in respect of Net Cash Flow.

          Debt -- means, at any time, with respect to any Person, without duplication:

                (a) its liabilities for borrowed money (whether or not evidenced by a promissory note or a Security);

               (b) any liabilities for borrowed money secured by any Lien existing on Property owned by such Person
          (whether or not such liabilities have been assumed);

                (c)   any  obligations in respect of any  Capital
          Lease of such Person;

                (d)   the present value of all payments due under
          any arrangement for retention of title or any conditional sale agreement (other than a Capital Lease) discounted at the implicit rate, if known, with respect thereto or, if unknown, at eight percent (8%) per annum;

                (e) all obligations of such Person in respect of banker's acceptances, other acceptances, letters of credit and other instruments serving a similar function issued or accepted by banks and other financial institutions for the account of such Person (whether or not incurred in connection with the borrowing of money), but in no event including any contingent obligations in respect of undrawn letters of credit;

               (f) any Guaranty of such Person of any obligation or liability of another Person; and

                (g) any obligation of any partnership in which such Person is a general partner.

     For purposes of determining the amount of Debt of a Company or a Subsidiary, the Guaranty of such Person of an operating lease of a Subsidiary shall not constitute Debt.

           Default -- means an event or condition the occurrence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

           Domestic Companies -- means Worldwide, Worldwide N.Y.,
     Maidenform,    Elizabeth   Needlecraft,    Inc.,    Nicholas
     Needlecraft,   Inc.,   NCC  Industries,   Inc.,   Maidenform
     International, Ltd. and Crescent Industries, Inc.

           Effective Date -- the date (not later than  April  26,
     1995)  upon which all of the conditions set forth in Section
     3 shall have been satisfied.

           Environmental Protection Law -- means any federal, state, county, regional or local law, statute or regulation (including, without limitation, CERCLA, RCRA and SARA) enacted in connection with or relating to the protection or regulation of the environment, including, without limitation, those laws, statutes and regulations regulating the disposal, removal, production, storing, refining, handling, transferring, processing or transporting of
     Hazardous Substances, and any regulations issued or promulgated in connection with such statutes by any Governmental Authority, and any orders, decrees or judgments issued by any court of competent jurisdiction in connection with any of the foregoing.

     As used in this definition:

                CERCLA -- means the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended from time to time (by SARA or otherwise), and all rules and regulations promulgated in connection therewith.

                RCRA  --  means  the  Resource  Conservation  and
          Recovery Act of 1976, as amended from time to time, and all rules and regulations promulgated in connection therewith.

                 SARA  --  means  the  Superfund  Amendments  and
          Reauthorization Act of 1986, as amended from time to time, and all rules and regulations promulgated in connection therewith.

           ERISA -- means the Employee Retirement Income Security
     Act of 1974, as amended from time to time.

           ERISA Affiliate -- means any corporation or trade or business that:

                (a) is a member of the same "controlled group of corporations" (within the meaning of section 414(b) of the IRC) as any of the Companies; or

               (b)  is under "common control" (within the meaning
          of   section  414(c)  of  the  IRC)  with  any  of  the
          Companies.

          Event of Default -- Section 8.1 hereof.

           Exchange Act -- means the Securities Exchange  Act  of
         1934, as amended.

          Existing Notes -- Section 1.1 hereof.

          Existing Note Purchase Agreement -- Section 1.1 hereof.

           Fair Market Value -- means, at any time, with respect to any Property, the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer and an informed and willing seller under no compulsion to buy or sell, respectively.

           Fixed Charges -- means, for any period, the sum of the amounts payable by the Companies and the Subsidiaries (determined on a consolidated basis) in respect of (a) operating leases, whether characterized as rents or otherwise, but excluding payments under such leases in respect of insurance, taxes, utilities, maintenance and similar charges and additional rentals based on percentage of sales, (b) Consolidated Interest Expense, (c) cash payments consistent with the one-time charge, not to exceed Four Million Dollars ($4,000,000), accrued in the second quarter of 1995 in connection with the retirement of Robert Brawer, and (d) current maturities of Funded Debt, except any obligation to make a prepayment pursuant to Section 4.4 hereof or Section 2.2 of the Bank Loan Agreement in respect of Net Cash Flow, in each case for such period.

           Fixed Charge Coverage Ratio -- means, at any time, the ratio of Adjusted Earnings to Fixed Charges.

           Foreign  Assets -- means, at any time,  the  aggregate
     book   value  of  the  assets  of  the  Companies  and   the
     Subsidiaries, determined on a consolidated basis for such Persons at such time, which assets are

                (a) located outside of the United States of America and its possessions, Canada, Mexico or the Republic of Ireland, or

                (b) owned by a Company or Subsidiary organized under the laws of a country other than the United States of America and its possessions, Canada, Mexico or the Republic of Ireland, or a political subdivision of any thereof.

           Foreign Pension Plan -- means any plan, fund or other similar program

                (a) established or maintained outside of the United States of America by any one or more of the Companies or the Subsidiaries primarily for the benefit of the employees (substantially all of whom are aliens not residing in the United States of America) of any of the Companies or such Subsidiaries which plan, fund or other similar program provides for retirement income for such employees or results in a deferral of income for such employees in contemplation of retirement, and

               (b)  not otherwise subject to ERISA.

           Funded Debt -- means, at any time, with respect to any Person, the sum of (a) all Debt of such Person (including the portion of Debt expressed to mature more than one year from its date of issuance which is, in fact, due within one year) that is expressed to mature more than one year from the date of the creation thereof or that is extendible or renewable at the option of such Person to a time more than one year after the date of the creation thereof (whether or not at such time of determination such Debt is payable within one year), plus (b) that portion of Current Debt of such Person which was not paid in full for a period of at least sixty consecutive days during the period of four fiscal quarters then most recently ended.

          GAAP -- means accounting principles as promulgated from time to time in statements, opinions and pronouncements by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and any successor entities; provided, however, that for purposes of the calculation of the financial covenants set forth herein, Statement No. 109 of the Financial Accounting Standards Board shall be given no effect.

          Governmental Authority -- means:

               (a)  the government of

                          (i)   the United States of America
               and any state, local or other political subdivision thereof, or

                          (ii) any other jurisdiction (y) in
               which any of the Companies or any Subsidiary conducts all or any part of its business or
               (z) that asserts jurisdiction over the conduct of the affairs or Properties of any of the Companies or any Subsidiary; and

               (b) any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

           Guaranty -- means, with respect to any Person (for the purposes of this definition, the "Guarantor"), any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of the Guarantor guaranteeing any indebtedness, dividend or other obligation of any other Person (the "Primary Obligor") in any manner, including without limitation, obligations incurred through an agreement, contingent or otherwise, by the Guarantor,

                (a) to purchase such indebtedness or obligation or any Property constituting security therefor;

               (b)  to advance or supply funds

                          (i)  for the purpose of payment of such
               indebtedness or obligation, or

                          (ii)  to  maintain working  capital  or
               other balance sheet condition or any income statement condition of the Primary Obligor or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

                (c) to lease Property or to purchase Securities or other Property or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of the Primary Obligor to make payment of the indebtedness or obligation; or

                 (d) otherwise to assure the owner of the indebtedness or obligation of the Primary Obligor against loss in respect thereof.

     For purposes of computing the amount of any Guaranty in connection with any computation of indebtedness or other liability, it shall be assumed that the indebtedness or other liabilities that are the subject of such Guaranty are direct obligations of the issuer of such Guaranty.

           Hazardous Substances -- means any and all pollutants, contaminants, toxic or hazardous wastes and any other substances that might pose a hazard to health or safety, the removal of which may be required or the generation, manufacture, refining, production, processing, treatment, storage, handling, transportation, transfer, use, disposal, release, discharge, spillage, seepage or filtration of which is or shall be, in each of the foregoing cases, restricted, prohibited or penalized by any applicable law.

           Individual Loan -- means a loan or advance made by a Domestic Company to an officer, shareholder or employee of a Company.

           Institutional Investor -- means the Purchasers, any affiliate of any of the Purchasers, any bank, trust company, insurance company, mutual fund, pension fund or other similar institutional investor, and any holder or beneficial owner of Notes that is an "accredited investor" as defined in section 2(15) of the Securities Act.

          Intercreditor Agreement -- Section 3.8.

           Investment -- means any investment, made in cash or by delivery of Property, by any of the Companies or any
     Subsidiary:

                (a) in any Person, whether by acquisition of stock, indebtedness or other obligation or Security, or by loan, Guaranty, advance, capital contribution or otherwise; or

               (b)  in any Property.

     Investments shall be valued at cost less any net return of capital through the sale or liquidation thereof or other return of capital thereon.

           IRC  --   means  the Internal Revenue  Code  of  1986,
     together with all rules and regulations promulgated pursuant thereto, as amended from time to time.

           IRS  --   means the Internal Revenue Service  and  any
     successor agency.

           Lien -- means any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on the common law, statute or contract, and including, but not limited to, the security interest lien arising from a mortgage, encumbrance, pledge, conditional sale, sale with recourse or a trust receipt, or a lease, consignment or bailment for security purposes. The term "Lien" includes, without limitation, reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting real Property and includes, without limitation, with respect to stock, stockholder agreements, voting trust agreements, buy-back agreements and all similar arrangements. For the purposes hereof, the Companies and each Subsidiary shall be deemed to be the owner of any Property that they shall have acquired or hold subject to a conditional sale agreement, Capital Lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes, and such retention or vesting is deemed a Lien. The term "Lien" does not include negative pledge clauses in agreements relating to the borrowing of money.

            Maidenform -- has the meaning specified in the introductory sentence hereof.

           Make-Whole Amount -- means, with respect to  any  date
     (the "Payment Date") and any principal amount of Notes required for any reason to be paid prior to the regularly scheduled maturity thereof on such Payment Date:

                (a) if the Make-Whole Discount Rate, determined with respect to such principal amount and such Payment Date, equals or exceeds eight and seventy-five one-hundredths percent (8.75%), then Zero Dollars ($0); or

                (b)   if the Make-Whole Discount Rate, determined
          with  respect to such principal amount and such Payment
          Date,   is  less  than  eight  and  seventy-five   one-
          hundredths percent (8.75%), then

                          (i)   the sum of the present values  of
               the then remaining scheduled payments of principal and interest that would be payable in respect of such principal amount but for such prepayment or acceleration, minus

                          (ii)  such  principal amount  plus  the
               amount of interest accrued on such principal amount since the scheduled interest payment date immediately preceding such Prepayment Date.

     In determining such present values, a discount rate equal to the Make-Whole Discount Rate (with respect to the Payment Date and such principal amount) divided by four (4), and a discount period of three (3) months of thirty (30) days each, shall be used.

     As used in this definition:

                Applicable H.15 -- means, at any time, United States Federal Reserve Statistical Release H.15(519) or its successor publication then most recently published and available to the public or, if no such successor publication is available, then any other source of current information in respect of interest rates on securities of the United States of America that is generally available and, in the judgment of the Required Holders, provides information reasonably comparable to the H.15(519) report.

               Make-Whole Discount Rate -- means, with respect to any date and any principal amount of Notes required for any reason to be paid prior to the regularly scheduled maturity thereof on such date, the sum of

                          (a)   the  per  annum  percentage  rate
               (rounded to the nearest three decimal places) equal to the bond equivalent yield to maturity derived from the annual yield to maturity of the
               United States Treasury obligation listed in the Applicable H.15 as of the date two Business Days prior to such Prepayment Date for the then most recently available day in such Applicable H.15 with a Treasury Constant Maturity (as defined in such Applicable H.15) equal to the Weighted Average Life to Maturity of the principal amount of the Notes being so prepaid, plus

                           (b)    fifty  one-hundredths   percent
               (0.50%) per annum.

          For purposes of clause (a) of the preceding sentence, if no United States Treasury obligation with a Treasury Constant Maturity corresponding exactly to the Weighted Average Life to Maturity on such date of the Notes being so prepaid is listed, the yields for the two (2) published United States Treasury obligations with Treasury Constant Maturities most closely corresponding to such Weighted Average Life to Maturity (one with a longer maturity and one with a shorter maturity, if available) shall be calculated pursuant to the immediately preceding sentence and the Make-Whole Discount Rate shall be interpolated or extrapolated from such yields on a straight-line basis.

                Remaining Dollar-Years -- means, with respect to any date and any principal amount of Notes being paid prior to the regularly scheduled maturity thereof for any reason on such date, the result obtained by

                          (a)   multiplying, in the case of  each
               required payment of principal (including payment at maturity) that would be payable in respect of such principal amount being so prepaid but for such prepayment,

                                    (i)   an amount equal to such
                    required payment of principal, by

                                     (ii)  the  number  of  years
                    (calculated to the nearest one-twelfth (1/12)) that will elapse between such date and the date such required principal payment would be due if such prepayment had not occurred, and

                          (b)   calculating the sum, with respect
               to each of such required payments of principal, of each of the products obtained in the preceding subsection (a).

                Weighted Average Life to Maturity -- means, with respect to any date and any principal amount of Notes being paid on such date, the number of years obtained by dividing the Remaining Dollar-Years on such date of such principal amount by such principal amount.

           Mandatory  Principal Amortization Payments --  Section
     4.1 hereof.

           Margin Security -- means "margin stock" within the meaning of Regulations G, T and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter II, as amended from time to time.

           Material Adverse Effect -- means a material adverse effect on the business, prospects, profits, Properties or condition (financial or otherwise) of the Companies and the Subsidiaries, taken as a whole, or on the ability of either of Worldwide or Maidenform to perform its respective obligations set forth herein and in the Notes.

          Moody's -- means Moody's Investors Service, Inc.

           Multiemployer  Plan -- means any "multiemployer  plan"
     (as defined in section 3 of ERISA) in respect of which any of the Companies or any ERISA Affiliate is an "employer" (as defined in section 3 of ERISA).

            NCC   --  means  NCC  Industries,  Inc.,  a  Delaware
     corporation.

           Net Cash Flow -- shall have the meaning ascribed to such term as the Bank Loan Agreement.

          Note Purchase Agreements -- Section 1.2 hereof.

          Notes -- Section 1.1 hereof.

           Offshore  Companies -- means Betex,  S.A.,  Creaciones
     Textiles  de  Merida, S.A. de C.V., and Jamaica Needlecraft,
     Ltd.

           Offshore Loans -- means loans or other Investments in one or more Offshore Companies made by one or more Domestic
     Companies.

            Offshore   Tangible  Net  Worth  --  means,   without
     duplication,

                (a)   the  amount by which Consolidated  Tangible
          Assets attributable to the Offshore Companies exceeds the sum of (i) Consolidated Liabilities attributable to the Offshore Companies, plus (ii) all contingent obligations of the Offshore Companies (on a consolidated basis) not otherwise included in (a) above, minus

                (b) to the extent such amounts are included in clause (a) above, the sum of the Offshore Companies'
          (i) loans to or interest or investments in Triumph, Affiliates, joint ventures or partnerships, (ii) investments in equity securities not traded on a national securities exchange or in the National Market System of the NASDAQ, and (iii) investments in other securities which do not have an investment grade rating of Baa2 or higher by Moody's or BBB or higher by Standard and Poor's.

          Original Companies -- means Maidenform Worldwide, Inc.; Maidenform, Inc.; Betex, S.A.; Creaciones Textiles de Merida, S.A. de C.V.; Elizabeth Needle Craft, Inc.; Jamaica Needlecraft, Ltd.; Maidenform International, Ltd.; Nicholas Needlecraft, Inc.; and Maidenform GMBH.

          Other Purchasers --  Section 1.2 hereof.

           PBGC -- means the Pension Benefit Guaranty Corporation and any successor corporation or governmental agency.

           Pension Plan -- means, at any time, any "employee pension benefit plan" (as defined in section 3 of ERISA) subject to Title IV of ERISA, maintained at such time by any of the Companies or any ERISA Affiliate for employees of such Company or such ERISA Affiliate, excluding any Multiemployer Plan.

           Permitted  Encumbrances -- Liens permitted by  Section
     6.5 hereof.

           Person  --  means an individual, sole  proprietorship,
     partnership,    corporation,    trust,    joint     venture,
     unincorporated organization, or a government or agency or political subdivision thereof.

          Placement Agent -- means CoreStates Investment Banking.

          Placement Memorandum -- Section 2.1 hereof.

           Property -- means any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible, and including, without limitation, the over-funding of any "employee pension benefit plan" (as defined in section 3 of ERISA).

           Pro  Rata Share -- shall have the meaning ascribed  to
     such   term   in  Section  2.4(a)(i)  of  the  Intercreditor
     Agreement.

           Protection Agreement -- means (i) any interest rate protection agreement entered into with respect to not more than Fifty Million Dollars ($50,000,000) in principal for a term not exceeding the maturity of the Term Loan provided that the Companies' obligations under all such agreements shall be limited to not more than Five Million Dollars ($5,000,000), and (ii) foreign currency exchange agreements with a maximum aggregate exposure at any one time not exceeding Five Million Dollars ($5,000,000) and for a maximum term not exceeding one hundred eighty (180) days, in either case entered into between any Company and any Bank (as such term is defined in the Bank Loan Agreement) in the ordinary course of such Company's business and not for speculation.

          Purchasers -- means you and the Other Purchasers.

           Quarter-Annual Net Worth Increase Amount -- means, for any fiscal quarter of the Companies, the greater of

                (i)   seventy  percent (70%) of Consolidated  Net
          Income for such fiscal quarter, and

               (ii) Zero Dollars ($0).

           Quick Ratio -- means, at any time, the ratio of (A) current assets (excluding inventory) to (B) Current Liabilities, of the Companies and the Subsidiaries at such time determined on a consolidated basis in accordance with GAAP.

           Required Holders -- means, at any time, the holders of at least sixty-six and two-thirds (66 and 2/3%) in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by any one or more of the Companies, any Subsidiary and any Affiliate).

           Restated Note Agreement -- means individually and collectively, this Agreement and the identical Amended and Restated Note Purchase Agreements entered into by the Companies and the other holders of the Notes.

          Restricted Loans -- means, collectively, Offshore Loans and Individual Loans.

          Restricted Payment -- means:

               (a) any dividend or other distribution, direct or indirect, on account of any shares of capital stock of any of the Companies or any Subsidiary (other than on account of capital stock of a Subsidiary owned legally and beneficially by any of the Companies or a Wholly-Owned Subsidiary) now or hereafter outstanding, whether in cash or other Property, except a dividend or other distribution payable solely in shares of common stock of such Person; and

               (b)  any redemption, retirement, purchase or other
          acquisition, direct or indirect, of any shares of capital stock of any of the Companies or any Subsidiary (other than on account of capital stock of a Subsidiary owned legally and beneficially by any of the Companies or a Wholly-Owned Subsidiary) now or hereafter outstanding, or of any warrants, rights or options to acquire any shares of such stock, provided that neither
          (i)  the  redemption of Beatrice Coleman  described  in
          Part 1.1 of Annex 2 hereto, nor (ii) any acquisition by NCC of the balance of its common stock not owned by the Companies immediately after the Effective Date, shall constitute a Restricted Payment.

           Securities Act -- means the Securities Act of 1933, as amended.

          Security -- means "security" as defined by section 2(1) of the Securities Act.

           Security Documents -- security agreements, mortgages, deeds of trust and other similar documents (in form and substance acceptable to you) executed by one or more of the Companies in favor of the Collateral Agent to secure the obligations of the Companies hereunder, under the Notes, under the Bank Loan Agreement and under the notes issued pursuant to the Bank Loan Agreement.

           Senior Financial Officer -- means, with respect to any of the Companies, the chief financial officer, the principal accounting officer, the treasurer or the comptroller of such Company.

           Senior Officer -- means, with respect to any of the Companies, the chairman of the board, the chief executive officer, the chief operating officer, the president, the controller, the treasurer, the Senior Vice President-Finance or the Senior Vice President-General Counsel of such Company, or persons exercising responsibilities customarily associated with such positions.

           Standard & Poor's -- means Standard & Poor's, a division of McGraw Hill, Inc.

            Subsidiary -- means any corporation (other than Maidenform)

                (a) at least eighty percent (80%) by number of votes (or potential votes in the case of non-voting securities which are convertible into voting securities) of each class of the Voting Stock of which is legally and beneficially owned by any one or more of Worldwide, Maidenform and the Wholly-Owned Subsidiaries;

                (b) that is organized under the laws of an Acceptable Jurisdiction, and all or substantially all of whose business is carried on in, and all or substantially all of whose Property is located within, such Acceptable Jurisdiction.

          Surviving Corporation -- Section 6.13(a) hereof.

          Transfer -- Section 6.14 hereof.

            Triumph  --  means  Triumph  International  Overseas,
     Limited, a Liechtenstein corporation.

           Triumph Investments -- means Investments in joint ventures or partnerships solely with Triumph and/or any corporation or other entity, more than fifty percent (50%) of the voting equity interest of which is owned directly by Triumph, but only so long as Triumph is an Affiliate.

           Voting Stock -- means capital stock of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to elect corporate directors (or Persons performing similar functions), and includes all equity Securities and all other Securities convertible into, exchangeable for, or representing the right to purchase, any such capital stock.

            Worldwide  --  has  the  meaning  specified  in   the
     introductory sentence hereof.

           Worldwide N.Y. -- means Maidenform Worldwide, Inc.,  a
     New York corporation, which is to be merged with and into Worldwide.

           Wholly-Owned Subsidiary -- means, at any time, any Subsidiary

                (a) one hundred percent (100%) of all of the equity Securities (except directors' qualifying shares or shares fulfilling a similar purpose) and voting Securities of which are owned by any one or more of the Companies and the other Wholly-Owned Subsidiaries at such time, and

                (b) all the Debt of which (other than direct obligations in respect of the Notes and amounts owing pursuant to the Bank Loan Agreement) is held by the Companies and the other Wholly-Owned Subsidiaries at such time.

               2         Principles of Financial Accounting.

           When any provision of this Agreement refers to a consolidation of financial results of the Companies, such reference shall be deemed to mean, for periods prior to the Effective Date, a combination of results as set forth in the Combined Pro Forma. Otherwise, the character or amount of any asset or liability or item of income or expense, or any consolidation or other accounting computation is required to be made for any purpose hereunder, it shall be done in accordance with GAAP as in effect on the date of, or at the end of the period covered by, the financial statements from which such asset, liability, item of income, or item of expense, is derived, or, in the case of any such computation, as in effect on the date as of which such computation is required to be determined, provided, that if any term defined herein includes or excludes amounts, items or concepts that would not be included in or excluded from such term if such term was defined with reference solely to GAAP, such term will be deemed to include or exclude such amounts, items or concepts as set forth herein.

               3         Directly or Indirectly.

          Where any provision herein refers to action to be taken by any Person, or that such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person, including actions taken by or on behalf of any partnership in which such Person is a general partner.

               4         Section Headings; Table of Contents; Independent
     Construction.

                    (a) Section Headings and Table of Contents, etc. The titles of the Sections of this Agreement and the Table of Contents appear as a matter of convenience only, do not constitute a part hereof and shall not affect the construction hereof. The words "herein," "hereof," "hereunder" and "hereto" refer to this Agreement as a whole and not to any particular
          Section or other subdivision.

                    (b) Independent Construction. Each covenant contained herein shall be construed (absent an express contrary provision herein) as being independent of each other covenant contained herein, and compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with one or more other covenants.

               5         Governing Law.

           THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND
     CONSTRUED AND ENFORCED IN ACCORDANCE WITH, INTERNAL NEW YORK
     LAW.

     10.       MISCELLANEOUS

               1         Communications.

             (a) Method; Address. All communications hereunder or under the Notes (unless otherwise specified herein) shall be in writing, shall be hand delivered, deposited into the United
          States mail (registered or certified mail, return receipt requested) postage prepaid, sent by overnight courier or sent by facsimile transmission (confirmed by delivery by overnight courier, sent on the date that such facsimile transmission is made) and shall be addressed,

                         (i)            if to Companies or any of them:

                                   Maidenform Worldwide, Inc.
                         Maidenform, Inc.
                         90 Park Avenue
                         New York, New York 10016

                         Attention:  Steven N. Masket, Esq.
                         Senior Vice President-General Counsel
                         Telephone:  (212) 856-8913
                         Facsimile:  (212) 983-5834

                         with a copy to:

                         Maidenform, Inc.
                         154 Avenue E
                         Bayonne, New Jersey  07002

                         Attention:  Ira Glazer
                         Senior Vice President-Finance
                         Telephone:  (201) 436-9200
                         Facsimile:  (201) 436-1245

          or at such other address as Worldwide shall have furnished in writing to all holders of the Notes at the time outstanding, and

                         (ii)           if to any of the holders of the Notes,

                   (A) if such holders are Purchasers, at their respective addresses set forth on Annex 1 hereto, and further including any parties referred to on such Annex 1 that are required to receive notices in addition to such holders of the
                    Notes, and

                  (B)                 if such holders are not the Purchasers, at
                    their respective addresses set forth in the register for the registration and transfer of Notes maintained pursuant to Section
                    6.3 hereof,

          or to any such party at such other address as such party may designate by notice duly given in accordance with this Section 10.1 to Worldwide (which other address shall be entered in such register).

                    (b) When Given. Any communication so addressed and deposited in the United States mail, postage prepaid, by registered or certified mail (in each case, with return receipt requested) shall be deemed to be received on the third (3rd) succeeding Business Day after the day of such deposit (not including the date of such deposit). Any notice so addressed and otherwise delivered shall be deemed to be received when actually received at the address of the addressee.

               2         Reproduction of Documents.

           This Agreement and all documents relating hereto, including, without limitation,

                    (a) consents, waivers and modifications that may hereafter be executed,

                    (b) documents received by you at the closing of your purchase of the Notes (except the Notes themselves), and

                    (c) financial statements, certificates and other information previously or hereafter furnished to you or any other holder of Notes,

     may be reproduced by any holder of Notes by any photographic, photostatic, microfilm, micro-card, miniature photographic, digital or other similar process and each holder of Notes may destroy any original document so reproduced. The Companies agree and stipulate that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by such holder of Notes in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. Nothing in this Section 10.2 shall prohibit the Companies or any holder of Notes from
     contesting  the  validity  or  the  accuracy  of  any   such
     reproduction.

               3         Survival.

           All  warranties,  representations, certifications  and
     covenants made by any of the Companies herein or in any certificate or other instrument delivered by or on behalf of any of the Companies hereunder shall be considered to have been relied upon by you and shall survive the delivery to you of the Notes regardless of any investigation made by you or on your behalf. All statements in any such certificate or other instrument shall constitute warranties and representations by the Companies hereunder.

               4         Successors and Assigns.

           This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto. The provisions hereof are intended to be for the benefit of all holders, from time to time, of Notes, and shall be enforceable by any such holder, whether or not an express assignment to such holder of rights hereunder shall have been made by you or your successor or assign.

               5         Amendment and Waiver.

                    (a) Requirements. This Agreement may be amended, and the observance of any term hereof may be waived, with (and only with) the written consent of the Companies and the Required Holders; provided that no such amendment or waiver of any of the provisions of Section 1 through Section 3 hereof, inclusive, or any defined term used therein, shall be effective as to any holder of Notes unless consented to by such holder in writing;
          and provided further that no such amendment or waiver shall, without the written consent of the holders of all Notes
          (exclusive of Notes held by any of the Companies, any Subsidiary or any Affiliate) at the time outstanding,

                         (i) subject to Section 8 hereof, change the amount or time of any prepayment or payment of principal or Make-Whole Amount or the rate or time of payment of interest,

                         (ii)           amend Section 8 hereof,

                         (iii)    amend the definition of "Required Holders," or

                         (iv)           amend this Section 10.5.

                    (b)       Solicitation of Noteholders.

                         (i) Solicitation. The Companies shall not solicit, request or negotiate for or with respect to any proposed waiver or amendment of any of the provisions hereof or the Notes unless each holder of the Notes (irrespective of the amount of Notes then owned by it) shall be provided by the Companies with sufficient information to enable it to make an informed decision with respect thereto. Executed or true and correct copies of any waiver or consent effected pursuant to the provisions of this
               Section 10.5 shall be delivered by the Companies to each holder of outstanding Notes forthwith following the date on which the same shall have been executed and delivered by all holders of outstanding Notes required to consent or agree to such waiver or consent.

                         (ii) Payment. The Companies shall not, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes of any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to the holders of all Notes then outstanding.

                         (iii) Scope of Consent. Any consent made pursuant to this Section 10.5 by a holder of Notes that has transferred or has agreed to transfer its Notes to any of the Companies, any Subsidiary or any Affiliate and has provided or has agreed to provide such written consent as a condition to such transfer shall be void and of no force and effect except solely as to such holder, and any amendments effected or waivers granted or to be effected or granted that would not have been or would not be so effected or granted but for such consent (and the consents of all other holders of Notes that were acquired under the same or similar conditions) shall be void and of no force and effect, retroactive to the date such amendment or waiver initially took or takes effect, except solely as to such holder.

                    (c)       Binding Effect.  Except as otherwise provided in
          Section 10.5 hereof, any amendment or waiver consented to as provided in this Section 10.5 shall apply equally to all holders of Notes and shall be binding upon them and upon each future holder of any Note and upon the Companies whether or not such Note shall have been marked to indicate such amendment or waiver.
          No such amendment or waiver shall extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon.

                    (d) Expenses. The Companies agree, to the extent permitted by applicable law, to pay and indemnify you against any costs and expenses, including reasonable attorneys' and accountants' fees, incurred by you or any subsequent holder of Notes in evaluating
          (in connection with any controversy or potential controversy) and enforcing any rights or remedies under this Agreement or the Notes or in responding to any subpoena or other legal process issued in connection with this Agreement, the Notes or the transactions contemplated hereby or by reason of your or any subsequent holder's having acquired any Notes, including, without limitation, costs and expenses incurred in any bankruptcy case. Without limiting the foregoing, to the extent permitted by applicable law, the Companies will also pay the reasonable fees, expenses and disbursements of an investment bank or other firm or firms acting as financial advisers to the holders of the Notes following the occurrence and during the continuance of a Default or an Event of Default or in connection with any amendment or waiver proposed in connection with any Default or Event of Default or any workout, restructuring or similar negotiation relating to any other holder. The obligations of the Companies under this Section 10.5(d) shall survive the transfer of any Note or portion thereof or interest therein by you or any subsequent holder, and the payment of any Note.

               6         Payments on Notes.

                    (a) Manner of Payment. The Companies shall pay all amounts payable with respect to each Note (without any presentment of such Notes and without any notation of such payment being made thereon) by crediting, by federal funds bank wire transfer, the account of the holder thereof in any bank in the United States of America as may be designated in writing by such holder, or in such other manner as may be reasonably directed or to such other address in the United States of America as may be reasonably designated in writing by such holder. Annex 1 hereto shall be deemed to constitute notice, direction or designation (as appropriate) to the Companies with respect to payments as aforesaid. In the absence of such written direction, all amounts payable with respect to each Note shall be paid by check mailed and addressed to the registered holder of such Note at the address shown in the register maintained by the Companies pursuant to Section 5.1 hereof.

                    (b) Payments Due on Holidays. If any payment due on, or with respect to, any Note shall fall due on a day other than a Business Day, then such payment shall be made on the first
          Business Day following the day on which such payment shall have so fallen due, provided that if all or any portion of such payment shall consist of a payment of interest, for purposes of calculating such interest, such payment shall be deemed to have been originally due on such first following Business Day, such interest shall accrue and be payable to (but not including) the actual date of payment and the amount of the next succeeding interest payment shall be adjusted accordingly.

                    (c) Payments, When Received. Any payment to be made to the holders of Notes hereunder or under the Notes shall be deemed to have been made on the Business Day such payment actually becomes available to such holder at such holder's bank prior to 12:00 noon (local time of such bank).

               7         Entire Agreement.

          This Agreement constitutes the final written expression of all of the terms hereof and is a complete and exclusive statement of those terms.

               8         Jurisdiction; Service of Process.

            EACH   OF   THE  COMPANIES  HEREBY  IRREVOCABLY   AND
     UNCONDITIONALLY AGREES THAT ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE OTHER NOTE
     PURCHASE   AGREEMENTS  OR  THE  NOTES,  OR  ANY  ACTION   OR
     PROCEEDING TO EXECUTE OR OTHERWISE ENFORCE ANY JUDGMENT IN RESPECT OF ANY BREACH HEREUNDER, UNDER THE OTHER NOTE PURCHASE AGREEMENTS OR UNDER THE NOTES, BROUGHT BY ANY REGISTERED HOLDER OF A NOTE AGAINST ANY OF THE COMPANIES OR ANY OF THEIR RESPECTIVE PROPERTY, MAY BE BROUGHT BY SUCH HOLDER OF A NOTE IN THE COURTS OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK OR ANY NEW YORK STATE COURT SITTING IN NEW YORK CITY, AS SUCH REGISTERED HOLDER OF A NOTE MAY IN ITS SOLE DISCRETION ELECT, AND BY THE EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE COMPANIES IRREVOCABLY AND UNCONDITIONALLY SUBMITS TO THE NON-EXCLUSIVE IN PERSONAM JURISDICTION OF EACH SUCH COURT, AND
     AGREES   THAT  PROCESS  SERVED  EITHER  PERSONALLY   OR   BY
     REGISTERED MAIL, RETURN RECEIPT REQUESTED, SHALL CONSTITUTE, TO THE EXTENT PERMITTED BY LAW, ADEQUATE SERVICE OF PROCESS IN ANY SUCH SUIT, AND EACH OF THE COMPANIES IRREVOCABLY WAIVES AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE, ANY CLAIM THAT IT IS NOT SUBJECT TO THE IN PERSONAM JURISDICTION OF ANY SUCH COURT. RECEIPT OF
     PROCESS   SO  SERVED  SHALL  BE  CONCLUSIVELY  PRESUMED   AS
     EVIDENCED BY A DELIVERY RECEIPT FURNISHED BY THE UNITED STATES POSTAL SERVICE OR ANY COMMERCIAL DELIVERY SERVICE. WITHOUT LIMITING THE FOREGOING, EACH OF THE COMPANIES HEREBY APPOINTS, IN THE CASE OF ANY SUCH ACTION OR PROCEEDING
     BROUGHT IN THE COURTS OF OR IN THE STATE OF NEW YORK, MAIDENFORM, INC., 90 PARK AVENUE, NEW YORK, NEW YORK 10016, TO RECEIVE, FOR IT AND ON ITS BEHALF, SERVICE OF PROCESS IN THE STATE OF NEW YORK WITH RESPECT THERETO AT ANY TIME WHEN SUCH PERSON DOES NOT MAINTAIN AN OFFICE OR PAYING AGENT, AS THE CASE MAY BE, IN THE UNITED STATES AS REQUIRED PURSUANT TO SECTION 8.3 HEREOF OF WHICH IT HAS NOTIFIED THE HOLDERS
     OF  NOTES.   IN  ADDITION,  EACH  OF  THE  COMPANIES  HEREBY
     IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE IN ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE OTHER NOTE PURCHASE AGREEMENTS AND/OR THE NOTES, BROUGHT IN SUCH COURTS, AND HEREBY IRREVOCABLY WAIVES ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. NOTHING HEREIN SHALL IN ANY WAY BE DEEMED TO LIMIT THE ABILITY OF ANY REGISTERED HOLDER OF A NOTE TO SERVE ANY SUCH WRITS, PROCESS OR SUMMONSES, IN ANY MANNER PERMITTED BY APPLICABLE LAW OR TO OBTAIN JURISDICTION OVER ANY OF THE COMPANIES IN SUCH OTHER JURISDICTION, AND IN SUCH MANNER, AS MAY BE PERMITTED BY APPLICABLE LAW.

               9         Duplicate Originals, Execution in Counterpart.

           Two (2) or more duplicate originals hereof may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party hereto, and each set of counterparts that, collectively, show execution by each party hereto shall constitute one duplicate original.

     [Remainder of page intentionally blank; next page is signatu re page.]
      If this Agreement is satisfactory to you, please so indicate by signing the acceptance at the foot of a counterpart hereof and returning such counterpart to the Companies, whereupon this Agreement shall become binding between us in accordance with its terms.

                                   MAIDENFORM, INC.



By_________________________________
                                      Name:
                                      Title:




By_________________________________
                                      Name:
                                      Title:


                              MAIDENFORM WORLDWIDE,INC.
                              MAIDENFORM WORLDWIDE,INC.
                              JAMAICA NEEDLECRAFT, LTD.
                              BETEX, S.A.
                              CREACIONES TEXTILES DE
                                MERIDA, S.A. DE C.V.
                              ELIZABETH NEEDLE CRAFT, INC.
                                 MAIDENFORM   INTERNATIONAL,
LTD.
                              NICHOLAS NEEDLECRAFT, INC.
                              NCC INDUSTRIES, INC.
                              CRESCENT INDUSTRIES, INC.





                                           By/s/Ira Glazer
                                      Name:Ira Glazer
                                      Title:Vice President




                                         By /s/ Steven Masket
                                      Name: Steven Masket
                                      Title:Secretary


Accepted:

[PURCHASER]




By /s/ Ira Glazer_
   Name: Ira Glazer
   Title: Vice President



By /s/ Steven Masket
   Name: Steven Masket
   Title: Secretary


                           SECURITY AGREEMENT


     THIS SECURITY AGREEMENT (the "Agreement") made as of this
26 day of April, 1995 between MAIDENFORM WORLDWIDE, INC., a New York corporation ("Worldwide-New York"), MAIDENFORM WORLDWIDE, INC., a Delaware corporation ("Worldwide-Delaware"), MAIDENFORM, INC., a New York corporation ("Maidenform"), BETEX, S.A., a Costa Rican corporation ("Betex"), CREACIONES TEXTILES de MERIDA, S.A. de C.V., a Mexican corporation ("Creaciones"), ELIZABETH NEEDLE CRAFT, INC., a New York corporation ("Elizabeth"), JAMAICA NEEDLECRAFT, LTD., a Jamaican corporation ("Jamaica"), MAIDENFORM INTERNATIONAL, LTD., a New York corporation ("International"), NICHOLAS NEEDLECRAFT, INC., a New York corporation ("Nicholas"), NCC INDUSTRIES, INC., a Delaware corporation ("NCC"), CRESCENT INDUSTRIES, INC., a Delaware corporation ("Crescent", Worldwide-New York, Worldwide-Delaware, Maidenform, Betex, Creaciones, Elizabeth, Jamaica, International, Nicholas, NCC and Crescent are hereinafter referred to individually as a "Debtor" and collectively as the "Debtors"); and CORESTATES BANK, N.A. ("CoreStates"), a national banking association, as collateral agent under a certain Intercreditor Agreement (as hereinafter defined), for itself in its capacity as Issuing Bank (as hereinafter defined), in its capacity as the Agent (as hereinafter defined), and in its individual capacity, The Chase Manhattan Bank, N.A. ("Chase"), a national banking association, National City Bank ("City"), a national banking association, Nationsbank, N.A. ("Nationsbank"), a national banking association, NBD Bank ("NBD"), a Michigan banking corporation, Comerica Bank ("Comerica"), a Michigan banking corporation, European American Bank ("EAB"), a New York banking corporation and United Jersey Bank ("UJB"), a New Jersey banking corporation (CoreStates, in its individual capacity, Chase, City, Nationsbank, NBD, Comerica, EAB and UJB are collectively referred to herein as the "Banks"), Massachusetts Mutual Life Insurance Company ("Mass Mutual"), Principal Mutual Life Insurance Company ("Principal"), and TMG Life Insurance Company ("TMG"; Mass Mutual, Principal and TMG, together with their respective successors and assigns, are collectively referred to herein as the "Noteholders"). CoreStates, in its capacity as collateral agent for the Banks, the Issuing Bank, the Agent and the Noteholders, and any successor collateral agent shall be hereinafter referred to as the "Collateral Agent".

                           BACKGROUND

     A. The Debtors, CoreStates as agent for the Banks (CoreStates, in such capacity, and any successor agent shall be referred to herein as the "Agent"), CoreStates as issuing bank for the Letters of Credit (CoreStates, in such capacity, and any successor issuing bank shall be referred to herein as the "Issuing Bank"), and the Banks, have entered into a Loan Agreement dated of even date herewith (such agreement, as amended, extended or modified from time to time, shall be referred to herein as the "Loan Agreement") pursuant to which the Banks have agreed to lend the Debtors an amount not to exceed $170,000,000.00 in the aggregate, consisting of a $120,000,000.00 revolving credit facility (the "Revolving Credit") and a $50,000,000.00 term loan (the "Term Loan"). Terms used but not otherwise defined herein shall have the meaning given to such terms in the Loan Agreement.

     B. The Noteholders and the Debtors have on the date hereof entered into separate amended and restated note purchase agreements, each dated as of April 1, 1995 (such agreements, as amended, extended or modified from time to time, shall be collectively referred to herein as the "Note Purchase Agreement") pursuant to which the Debtors executed and delivered to the Noteholders joint and several senior notes issued by the Debtors in the aggregate principal amount of $30,000,000.00.

     C. The Agent, the Issuing Bank, the Collateral Agent, the Banks, the Noteholders and the Debtors have entered into an Intercreditor Agreement dated of even date herewith (the "Intercreditor Agreement"). The Loan Agreement and all documents executed and delivered in connection therewith, the Note Purchase Agreement and all documents executed and delivered in connection therewith and the Intercreditor Agreement and all documents executed and delivered in connection therewith shall be collectively referred to herein as the "Loan Documents."

     D. In order to induce the Banks to enter into the Loan Agreement and to make available the Revolving Credit and the Term Loan and to induce the Noteholders to enter into the Note
Purchase Agreement and to consent to and permit the Debtors to grant the liens set forth herein, each Debtor has agreed to grant to the Collateral Agent, as collateral agent for the Banks, the Issuing Bank, the Agent and the Noteholders the liens and security interests set forth herein.

     NOW THEREFORE, in consideration of the premises and other good and valuable consideration, each Debtor hereby agrees with the Collateral Agent as follows:

2    .    THE COLLATERAL

     As security for the Obligations (as defined in Section 2 below), each Debtor hereby grants, pledges, assigns and conveys to the Collateral Agent as agent for the Agent, the Banks, the Issuing Bank and the Noteholders, a first priority continuing security interest in and lien on all of the Debtors' right, title and interest in and to all of the tangible and intangible personal property of the Debtors, including, without limitation, all of the following property described below (hereinafter collectively called the "Collateral"):

     .1        A.   all Inventory, as that term is now defined in the
Uniform Commercial Code, as in effect in the Commonwealth of Pennsylvania (the "UCC"), which is now owned or possessed or hereafter acquired by the Debtors, including without limitation all tangible personal property held by such Debtor for sale or lease or to be furnished under contracts of service; tangible personal property that any Debtor has so leased or furnished, including tangible personal property held by others for sale on consignment from such Debtor; tangible personal property sold by any Debtor on a sale or return basis; tangible personal property returned to any Debtor or repossessed by any Debtor following a sale thereof by such Debtor; tangible personal property constituting "work-in-process" and raw materials; and tangible personal property represented by a Document of Title (as that term is defined in the UCC) or by a certificate of title or certificate of origin; and

          A. all Accounts, Documents, Instruments, Chattel Paper and General Intangibles (as those terms are defined in the UCC), now owned or hereafter acquired by each Debtor, whether now existing or hereafter arising, including without limitation all of such Debtor's rights (but none of such Debtor's obligations) in, to and under any and all contracts and agreements, contracts-in-transit, and installment sale agreements, now existing or hereafter entered into; all tax refunds, all patents, unregistered patents, patent applications, copyrights, processes, trade names, trademarks and trade name or trademark applications;
all guaranties, sureties and endorsements of, and letters of credit, bonds or credit enhancements securing, such Debtor's existing and future Accounts and General Intangibles; all security or collateral held or taken by any Debtor to secure the payment and/or satisfaction of any Account or General Intangible including any returned or repossessed goods; and all goods surrendered to any Debtor at the end of any lease or rental term;
and

          B. all new and used Equipment and Fixtures (as those terms are defined in the UCC whether or not perfection of a security interest therein is governed by Article 9 of the UCC) which is now owned or possessed or hereafter acquired by any Debtor (other than Equipment (i) leased by any Debtor as lessee if the lease agreement executed by such Debtor in connection therewith prohibits such Debtor from granting a lien, encumbrance or security interest in such Equipment or (ii) owned by such Debtor if the Equipment is subject to a lien, encumbrance or security interest that prohibits such Debtor from granting any other lien, encumbrance or security interest in such Equipment), whether or not now or hereafter constituting fixtures, and shall include, without limitation, motor vehicles, aircraft and ships, boats and other sailing vessels; and

     .2        all accessions, accessories, parts and goods affixed or
appurtenant to the property described in Section 1.1; all choses in action now or hereafter arising from or related to the possession, use, sale, lease, other disposition or operation of any of the property described in Section 1.1; all present and future lease agreements, rental agreements and other agreements arising out of or relating to any Debtor's lease, sale, rental, consignment or other disposition of the property described in
Section 1.1 or any portion of said property, including such Debtor's rights in connection with the residual value of said property or portion thereof so leased, rented, consigned, sold or otherwise disposed of, including but not limited to the proceeds of any third party's option to purchase the said property or any portion thereof; all insurance on any of the property described in this Section 1, and all proceeds of such insurance and returned or unearned insurance premiums; all tax refunds; and all cash and non-cash proceeds of all property described in this
Section 1, including without limitation any lockbox accounts and any funds therein; and

     .3        all jigs, tools, dies, replacement parts, tool and die
designs, all replacements thereof and accessories, parts and equipment appurtenant to the Collateral; all patents, processes, trade names, trademarks and copyrights (to the extent of each Debtor's interest therein), now or hereafter used in connection with any of the Collateral; and

     .4        all books and records of each Debtor evidencing or
relating to the foregoing, including, without limitation, billing records of every kind and description, customer lists, tapes, information, data, stored material, computer, media, passwords, access codes, data storage and processing media, software and related material, including printouts, punch cards and tab runs; and

     .5     all now existing or hereafter created deposit accounts,
savings accounts, other passbook accounts, investment accounts and similar accounts maintained by any Debtor, whether maintained with any Bank or any Bank's Subsidiaries or Affiliates, or at banking institutions, savings institutions or other financial institutions; certificates of deposits, investments in money market or mutual funds whether or not maintained at or managed by a banking institution, savings institution or other financial institution, and all cash or other property now or hereafter contained in any such account.

          Notwithstanding anything contained herein or in any other document, instrument, agreement or financing statement executed by any of the Debtors pursuant hereto or in connection herewith, the Collateral shall not include the securities and other property listed on Schedule A hereto (the "Excluded Collateral").

3    .    OBLIGATIONS SECURED

     The Collateral secures all of the following:

     .1        payment and performance of the liabilities,
obligations, covenants and agreements of the Debtors to the Agent, the Issuing Bank, and the Banks arising out of or incurred in connection with the Loan Agreement or any document executed in connection therewith and to the Noteholders arising out of or incurred in connection with the Note Purchase Agreement or any document executed in connection therewith, as such liabilities, obligations, covenants, agreements and notes may be hereafter amended, increased, decreased, supplemented or extended by any and all renewals, extensions, replacements or modifications of such Loan Agreement or Note Purchase Agreement hereafter entered into; and

     .2        payment and performance of all other existing and
future liabilities, obligations, covenants and agreements of the Debtors to the Collateral Agent, the Banks, the Agent, the Issuing Bank, or the Noteholders, whether absolute or contingent, matured or unmatured, direct or indirect, similar or dissimilar, due or to become due or heretofore or hereafter contracted or acquired, arising under the Loan Agreement, the Note Purchase Agreement, the Intercreditor Agreement, under any other Loan Document or in connection with any of the transactions described herein or therein or arising under any interest rate protection agreement, foreign exchange contract or other contract or agreement between a Debtor and a Bank permitted under the Loan Agreement.

(All of the foregoing liabilities and obligations are secured hereby and are hereinafter collectively referred to as the "Obligations.")

          The security interests granted herein shall continue in full force and effect until all of the following have occurred:
(i) all of the Obligations are completely satisfied in full, (ii) the Banks' Commitments are terminated, (iii) the Issuing Bank's obligation to issue Letters of Credit is terminated, and (iv) no Letters of Credit issued by the Issuing Bank on behalf of the Debtors are outstanding.

4    .    REPRESENTATIONS AND WARRANTIES

     .1        Each Debtor represents and warrants to the Collateral
Agent as follows, all of which shall survive this Agreement:

               (a) The Collateral, other than Collateral in transit, is located at the addresses, including counties, listed on Schedule
B hereto, as amended from time to time.

               (b) The address, including county, of each Debtor's chief executive office and the place where each Debtor keeps its books and records relating to the Collateral is listed on Schedule B hereto, as amended from time to time.

               (c) Each Debtor has absolute good and, with respect to real property, marketable title to its respective Collateral, free and clear of all liens, encumbrances and security interests except the security interests granted to the Collateral Agent under any of the Loan Documents and those security interests, liens and encumbrances permitted under Section 5.5(A) of the Loan
Agreement. The Debtors will defend the Collateral against the claims and demands of all persons except the Collateral Agent.
All General Intangibles and Accounts included in the Collateral have arisen in the ordinary course of each Debtor's business and are not subject to any defense, set-off or counterclaim (other than with respect to warranty programs and sales programs instituted by such Debtor in the ordinary course of business).
All Accounts and General Intangibles, and all contracts giving rise to any of them, are valid and binding obligations of the Account Debtors (which is herein defined as any and all persons obligated as debtors, makers, endorsers, guarantors or sureties on any Account or General Intangible) thereof, enforceable in accordance with their respective terms subject to customary chargebacks and claims incurred in the ordinary course of business.

               (d) The Collateral is and will be used for the sole purpose of conducting such Debtor's business.

               (e) Each Debtor has made or will promptly make all fictitious or trade name filings as, when and where required by law, all of which are identified on Schedule C attached hereto and made a part hereof, as the same may be amended from time to time.

               (f) No Event of Default, as defined in Section 7 hereof, has occurred and no event has occurred which, with the passage of time, the giving of notice or both, could be an Event of Default hereunder.

               (g) No Collateral is affixed to real estate except as described in Schedule D hereto, as the same may be amended from time to time.

               (h) The security interest created hereby is a first priority perfected security interest in the Collateral for all locations at which the Collateral is situated within the continental United States, provided that such security interest in the Collateral which is or may be subject to security interests, liens or encumbrances permitted in accordance with
Section 5.5(A) of the Loan Agreement may not be a first priority security interest.

     .2        Each Debtor, jointly and severally, covenants and
agrees with the Collateral Agent as follows:

               (a)       The representations and warranties set forth in Section
3.1 above shall remain true and correct as long as this Agreement remains in effect.

               (b) Each Debtor will execute promptly upon the Collateral Agent's request such UCC financing statements, lease assignments, lessee notifications, Account Debtor notifications and other documents as are necessary or desirable in the Collateral Agent's sole discretion to perfect and continue perfected the liens and security interests granted herein. Each Debtor hereby appoints the Collateral Agent, as such Debtor's attorney-in-fact to do, at the Collateral Agent's option and at such Debtor's expense, all acts and things that the Collateral Agent may deem reasonably necessary or desirable to perfect and continue perfected the liens and security interests created herein and to protect the Collateral. The Debtors will pay to the Collateral Agent upon demand the costs and reasonable fees associated with filing the same with appropriate governmental agencies. The Debtors further agree that if the Collateral includes any motor vehicles or any other type of property for which a certificate of title is issuable, upon the occurrence and during the continuance of any Event of Default at the Collateral Agent's request, the Debtors will join with the Collateral Agent in doing whatever is necessary to have a statement of the security interest created by this Agreement noted on said certificate and will forthwith deliver said certificate to the Collateral Agent.

               (c) Each Debtor will keep complete and accurate books and records and make all necessary entries therein to reflect the quantities, costs, value and location of its Inventory and Equipment and the transactions and facts giving rise to its Accounts and General Intangibles and all payments, credits and adjustments applicable thereto. Each Debtor agrees to mark its books and records in such fashion as to indicate the security interests granted herein. The Debtors shall permit the Collateral Agent, its officers, employees and agents to have access at all reasonable times upon reasonable notice to all of the Debtors' books and records and any other records pertaining to the Debtors' business that the Collateral Agent may reasonably request. Each Debtor shall cause all persons, including computer service bureaus, bookkeeping services, accountants and the like, to make all such books and records in its possession available to the Collateral Agent, its officers, employees and agents at all reasonable times and, so long as no Event of Default has occurred and is continuing, upon reasonable notice. If deemed necessary by the Collateral Agent to protect the books and records from falsification or destruction after the occurrence and during the continuance of an Event of Default, permit the Collateral Agent, its officers, employees and agents to remove them promptly upon demand from such Debtor's place of business or any other place where the same may be found for the purpose of examining, auditing and copying the same and sharing the same with the Collateral Agent. The Collateral Agent's right to take possession of any Debtor's books and records after the occurrence and during the continuance of an Event of Default shall be enforceable at law, by action of replevin or by any other appropriate remedy at law or in equity, and, to the extent permitted by law, the Debtors consent to the entry of judicial orders or injunctions enforcing such rights without any notice to the Debtors or any opportunity to be heard.

               (d) If any of the Debtors' Accounts or General Intangibles arise out of a contract with the United States or any department, agency or instrumentality thereof, the Debtors will immediately notify the Collateral Agent thereof in writing and, if the aggregate of such Accounts or General Intangibles exceeds
$2,000,000.00, the Debtors will execute any and all instruments and take any and all steps required in order that the security interests of the Collateral Agent hereunder in the Debtors' rights under such contract and in all General Intangibles and Accounts arising thereunder and in the proceeds thereof shall be protected under the provisions of the Federal Assignment of Claims Act or other applicable law, provided that the Debtors will not be required to take such steps to protect the Collateral
Agent's security interest under the Federal Assignment of Claims
Act with respect to Accounts and General Intangibles aggregating
$2,000,000.00 or less, unless the Collateral Agent requests the Debtors take such actions.

               (e) Solely to perfect the Collateral Agent's interest therein, if any of the Debtor's Accounts or General Intangibles become evidenced by a promissory note, trade acceptance or any other instrument for the payment of money or other instruments, the Debtors will promptly deliver such instrument to the Collateral Agent appropriately endorsed to the Collateral Agent's order. So long as no Event of Default has occurred and is continuing hereunder, unless otherwise required in accordance with a Cash Management Agreement (as hereinafter defined), the proceeds of the foregoing shall be promptly forwarded to the Debtors. Regardless of the form of such endorsement, the Debtors hereby waive presentment, demand, dishonor, notice of dishonor, protest and notice of protest and all other notices with respect thereto.

               (f) Upon the occurrence and during the continuance of an Event of Default, the Collateral Agent shall have the right, without notice to the Debtors, to take possession of the Debtors'
Inventory and to require the Debtors to assign to the Collateral
Agent their right of stoppage in transit with respect to any Inventory. All costs of transportation, packing, storage and insurance of any Inventory that the Collateral Agent may take into its possession shall be promptly repaid to the Collateral
Agent by the Debtors, together with interest thereon at the highest rate of interest being charged to the Debtors on any of the Obligations between the date of advancement of such costs by the Collateral Agent and the date the Debtors repay such costs to the Collateral Agent, inclusive.

               (g) At such intervals that the Collateral Agent may reasonably require, the Debtors shall submit to the Collateral Agent (1) a schedule reflecting in form and detail satisfactory to the Collateral Agent the quantities, costs, description and value of their Inventory, properly certified by an officer of each Debtor,
(2) accounts receivable aging schedules, (3) reconcilements of accounts receivable, and (4) insurance certificates.

               (h) The Debtors shall immediately notify the Collateral Agent, in detail, of any event, including but not limited to fire or other casualty, causing deterioration, loss or depreciation in value of any portion of the Debtors' Inventory and/or Equipment having a value in excess of $2,000,000.00 and the amount of such loss or depreciation. The Debtors shall permit the Collateral
Agent, its officers, employees and agents to have access to their Inventory and Equipment from time to time, at all reasonable times and, so long as no Event of Default has occurred and is continuing, upon reasonable notice, for the purposes of examination, inspection and appraisal thereof and verification of the Debtors' records and schedules pertaining thereto.

               (i) If any of the Collateral or any of the Debtors' records concerning the Collateral are now or at any time to be located on premises leased by any Debtor within the continental United
States prior to placement on such premises of any Collateral or records concerning the Collateral (and, in the case of Collateral or records currently located on such premises, prior to execution of this Agreement), such Debtor shall obtain and deliver or cause to be delivered to the Collateral Agent an agreement, in form and substance satisfactory to the Collateral Agent, among other things, waiving or subordinating the landlord's rights to enforce any claim against such Debtor for monies due under the landlord's lien, against the Collateral or Debtor's records and assuring the Collateral Agent's ability to have access to the Collateral and the Debtor's records in order to exercise the Collateral Agent's rights to take possession thereof and to remove them from such premises (a "Landlord's Waiver") provided that with respect to Debtors' retail outlet stores, Debtors shall use their reasonable efforts to obtain Landlord's Waivers and in doing so shall have complied with its obligations hereunder.

               (j) The Debtors will promptly notify the Collateral Agent in writing if there is any adverse change (other than ordinary wear and tear) in the status or physical condition of any material item or portion of the Collateral or in the ability or willingness of any Account Debtor to pay or preserve the Collateral or if any defense, set-off or counterclaim (exceeding
$2,000,000.00 individually or $10,000,000.00 in the aggregate) is asserted by one or more Account Debtors.

               (k) The Debtors will, at their sole cost and expense, preserve the Collateral and their rights against Account Debtors free and clear of all liens and encumbrances except those created pursuant hereto, and keep the material items or portion of the Collateral in good condition and repair at all times, ordinary wear and tear excepted. The Debtors will not grant to anyone other than the Collateral Agent any lien upon or security interest in the Collateral nor allow any person other than the Collateral Agent to obtain a lien upon the Collateral except for the security interests, liens or encumbrances permitted in accordance with
Section 5.5(A) of the Loan Agreement.

               (l) The Debtors will: (1) keep themselves and the Collateral insured against all hazards in such amounts as the Collateral
Agent may require and all such insurance shall be in form, and issued by such insurers, as are customary within the industry;
provided that the Debtors may self-insure the furniture, Fixtures, Inventory and Equipment in their retail outlet stores, except that Inventory to be self-insured may not exceed
$1,000,000.00 in market value per retail outlet store; (2) cause the Collateral Agent's security interests to be endorsed on all policies of insurance thereon in such manner that all payments for losses will be paid to the Collateral Agent as lender loss payee; (3) furnish the Collateral Agent with evidence of such insurance and endorsements; and (4) keep such insurance in full force and effect at all times. The Debtors agree that all such insurance policies shall contain a provision by which such insurance policies shall be cancellable only after thirty days prior written notice by the insurer to the Collateral Agent. In the event that the Debtors fail to pay any such insurance premiums when due, the Collateral Agent may, but is not required to, pay such premiums and add the costs thereof to the Obligations. The Debtors hereby agree to reimburse the Collateral Agent on demand for any premiums paid by the Collateral Agent with interest at the highest rate of interest being charged to the Debtors on any of the Obligations between the time of payment of such premiums by the Collateral Agent and the date on which the Debtors repay such amount to the Collateral
Agent, inclusive.

               (m) The Debtors will permit the Collateral Agent to audit the Collateral at such intervals as the Collateral Agent may reasonably require, which shall be at the expense of the Banks and the Noteholders prior to the occurrence of an Unmatured Event of Default or Event of Default and, at the Debtors' expense, after the occurrence of an Unmatured Event of Default or Event of Default or if the Debtors are required to pay such expenses in accordance with the Loan Agreement.

               (n) The Debtors will promptly advise the Collateral Agent in writing of any change in any of the Debtors' place(s) of business or the opening of any new or additional place(s) of business.
The Debtors will not move their chief executive office or any Collateral to a location not identified or referred to in Schedule B hereto unless and until the Debtors provide to the Collateral Agent: (1) written notice thereof; and (2) evidence to the satisfaction of the Collateral Agent that the Collateral
Agent, as agent for each Bank, the Agent, the Issuing Bank and the Noteholders, has a first priority perfected security interest in the Collateral located at such location.

               (o) In addition to the reporting requirements set forth herein, in the Loan Agreement and the Note Purchase Agreement, each Debtor will at such intervals as the Collateral Agent may reasonably require: (1) submit to the Collateral Agent a schedule reflecting, in form and detail satisfactory to the Collateral
Agent, the names and addresses of all of such Debtor's lessees, renters, and consignees, and of all Account Debtors, together with the amounts due under all of its outstanding leases, rental agreements, consignment agreements, Accounts and General
Intangibles; and (2) make available for review by the Collateral
Agent all invoices pertaining to any or all of such leases, rental agreements, consignment agreements, Accounts and General
Intangibles with evidence of shipment of the goods or rendering of services, the sale, consignment, rental or leasing of which have given rise to such amount due. Upon the occurrence and during the continuance of an Event of Default, each Debtor hereby agrees to notify or join with Collateral Agent in notifying all such lessees, renters, consignees and Account Debtors, at the Collateral Agent's request, to pay to Collateral Agent solely and directly all outstanding amounts due.

               (p) No Collateral shall become affixed (1) to any real estate or (2) to any other personal property except as set forth on Schedule D.

               (q) Except as expressly permitted hereby, in the Loan Agreement and the Note Purchase Agreement, the Debtors will not sell, exchange, lease, rent or otherwise dispose of any Collateral or any of the Debtors' rights therein, without the prior written approval of the Collateral Agent which approval shall not be unreasonably withheld.

               (r) At the Collateral Agent's request, the Debtors will affix a label on any Equipment included in the Collateral identifying such Equipment as subject to the Collateral Agent's security interest.

               (s) The Debtors will promptly pay when due all taxes and assessments upon the Collateral or upon the use, sale or operation of the Collateral, except those which are being contested in good faith, through appropriate proceedings and where adequate reserves have been set aside therefor.

5    .    SALE OF INVENTORY OR LOSS OF INVENTORY OR EQUIPMENT

     .1        The Debtors will hold the Inventory for the sole
purpose of manufacturing and selling the Inventory in the ordinary course of business, and the Debtors will not sell or otherwise dispose of any Inventory except in the ordinary course of business for fair value or as permitted in the Loan Agreement and the Note Purchase Agreement.

     .2        Immediately upon the loss, damage or destruction of any
material portion of the Inventory or Equipment after the occurrence and during the continuance of an Event of Default, the Debtors will deliver to the Collateral Agent an amount equal to the greater of (a) the actual cost, (b) the replacement cost or
(c) the sale proceeds of the Inventory and/or Equipment so lost, damaged or destroyed, less the amount of any insurance proceeds thereon collected and retained by the Collateral Agent.

6    .    COLLECTION OF ACCOUNTS AND GENERAL INTANGIBLES

     .1        The Collateral Agent shall have the right, but not the
obligation, at any time after the occurrence and during the continuance of any Event of Default: (a) to collect all or any part of the Accounts or General Intangibles in each Debtor's name, or in the Collateral Agent's own name, as assignee hereunder; (b) to sell, assign, compromise, discharge or extend the time for payment of any Account or General Intangible; (c) to institute legal action for the collection of any Account or General Intangible; and (d) to do all acts and things necessary or incidental to any of the foregoing. The Debtors hereby ratify all that the Collateral Agent may do by virtue hereof. The Collateral Agent may, at any time after the occurrence and during the continuance of an Event of Default, without notice to the Debtors, notify an Account Debtor that the Account or General Intangible payable by such Account Debtor has been assigned to the Collateral Agent and is to be paid directly and solely to the Collateral Agent, and at the Collateral Agent's request the Debtors shall promptly notify all Account Debtors and shall indicate on all billings and statements to Account Debtors that payments thereon are to be made solely to the Collateral Agent.

     .2        The Collateral Agent may, at any time; (a) establish
and maintain a demand deposit account in the name of the Collateral Agent, as agent for the Banks, the Issuing Bank, the Agent and the Noteholders (the "A/R Collateral Account"), the proceeds of which the Collateral Agent shall be entitled (but not obligated) to apply to the Obligations in accordance with the Intercreditor Agreement, and/or (b) after the occurrence and during the continuance of any Event of Default, require the Debtors to deliver to the Collateral Agent within 24 hours of the receipt thereof by the Debtors, all remittances in the form of cash, checks, drafts, notes, money orders, or other remittances received in payment of or on account of any of the Accounts for deposit into the A/R Collateral Account if one then exists or for direct application by the Collateral Agent against the Obligations in accordance with the Intercreditor Agreement, and prior to such delivery such Debtor will not commingle any such proceeds with any of such Debtor's funds or property, but will hold such proceeds separate and apart upon an express trust for the sole benefit of the Collateral Agent as agent for the Banks, the Issuing Bank, the Agent and the Noteholders; and all proceeds other than cash shall be deposited in precisely the form in which received, except for the addition thereto of the endorsement of such Debtor when necessary to permit collection of the Instruments, which endorsement each Debtor agrees to make promptly.

     .3        At any time after the occurrence and during the
continuance of an Event of Default, the Collateral Agent may require the Debtors to execute and deliver to the Collateral Agent an irrevocable "Lockbox Agreement" in the Collateral Agent's standard form under which the Debtors will agree to indicate on all invoices and other correspondence with customers and Account Debtors that all payments to the Debtors should be made and sent in care of a post office box which will be under the exclusive control of the Collateral Agent and further under which the Debtors will appoint the Collateral Agent, as the Debtors' true and lawful attorney-in-fact, to receive all incoming mail, open all such mail, remove all collections and remittances therefrom in payment of or on account of any the Debtors' Accounts and use the Collateral Agent's reasonable efforts to forward all other mail so received to the Debtors' place of business. The Debtors agree to pay to the Collateral Agent promptly when billed the Collateral Agent's standard fees for opening and maintaining a lockbox account with the Collateral Agent (which fees the Collateral Agent shall not be obligated to share with the Banks or the Noteholders). The Debtors hereby grant, bargain, convey and set over to the Collateral Agent as agent for the Agent, the Issuing Bank, the Banks and the Noteholders a security interest in and lien upon such lockbox account and any other account established by the Debtors with any Bank or any affiliate thereof, and all cash and any other assets at any time hereafter contained therein. Each Bank acknowledges the Collateral Agent's security interest in and lien upon all such lockbox accounts and any other accounts established at any Bank by the Debtors into which proceeds of Accounts are placed, and each Bank agrees (a) to notify the Collateral Agent of the receipt by such Bank of a notice of lien on any such accounts,
(b) to notify such lienholder of the Collateral Agent's lien thereon and (c) to subordinate any right of setoff such Bank may have against such accounts to the Collateral Agent's lien thereon, other than with respect to returned or dishonored checks and normal servicing fees and charges. All cash and other assets in such accounts shall be delivered to the Collateral Agent and applied pursuant to the provisions of the Intercreditor Agreement.

     .4        Other than in the ordinary course of business, the
Debtors shall not compromise, discharge, extend the time for payment of or otherwise grant any indulgence or allowance with respect to any Account without the express prior written consent of the Collateral Agent.

     .5        The Collateral Agent may, at any time and from time to
time, send such verification forms, make such calls or otherwise contact Account Debtors as are necessary or desirable, in the Collateral Agent's sole discretion, to verify accounts and the balance due on Accounts.

7    .    SIGNATORY AUTHORIZATION

     Each Debtor hereby appoints the Collateral Agent, acting through any employee, officer or agent of the Collateral Agent, as such Debtor's true and lawful attorney-in-fact, with power:

     .1        to sign and endorse the name of any Debtor upon any
security agreement, UCC financing statement and continuations thereof, and any other instrument or document required by the Collateral Agent to perfect and continue perfected the liens and security interests granted to the Collateral Agent hereunder or otherwise in connection with the Obligations and, after the occurrence and during the continuance of an Event of Default, except as provided in or required under any cash management agreement between the Collateral Agent and the Debtors ("Cash Management Agreement") all checks, drafts, money orders or other instruments of payment or regarding disposition or sale of any Collateral which comes into possession of the Collateral Agent, the Agent, the Issuing Bank, any Bank or any Noteholder;

     .2        after the occurrence and during the continuance of an
Event of Default, to sign and endorse the name of any Debtor upon any invoices, freight or express bills, bills of lading, storage or warehouse receipts, drafts against all Account Debtors, assignments, verifications and notices in connection with Accounts;

     .3        after the occurrence and during the continuance of an
Event of Default, to give written notices in connection with Accounts;

     .4        after the occurrence and during the continuance of an
Event of Default, to give written notices to offices and officials of the United States Postal Service to effect a change or changes of address so that all mail addressed to the Debtors may be delivered directly to the Collateral Agent;

     .5        after the occurrence and during the continuance of an
Event of Default, except as provided in or required under a Cash Management Agreement, to open all mail addressed to the Debtors but delivered to the Collateral Agent (and the Collateral Agent will use reasonable efforts to forward to the Debtors all mail not related to the Obligations or the Collateral); and

     .6        to do any and all things, in the sole judgment of the
Collateral Agent, necessary or appropriate to be done with respect to the above as fully and effectively as the Debtors might or could do.

Each Debtor hereby ratifies all that its said attorney shall do or cause to be done by virtue hereof. Such power of attorney shall be deemed to be coupled with an interest and irrevocable while the security interests granted herein continue in full force and effect.

8    .    EVENTS OF DEFAULT

     Each Debtor shall be in default hereunder upon the occurrence of any one or more of the following "Events of Default":

     .1        if there occurs an Event of Default as defined in the
Loan Agreement, the Note Purchase Agreement or any of the other
Loan Documents; or

     .2        if any warranty or representation made by any of the
Debtors herein shall prove to have been incorrect in any material respect as of the date on which made; or

     .3        if any Debtor shall fail to perform or observe any
term, covenant or agreement contained herein and such failure continues uncured for a period of thirty (30) days from the date a Debtor becomes aware of such failure, whether by written notice from the Collateral Agent or otherwise; or

     .4        if any material item or portion of the Collateral or
any rights therein shall be subject to any judicial process, condemnation or forfeiture proceedings.

9    .    RIGHTS UPON DEFAULT

     Upon the occurrence and during the continuance of any Event of Default, the Collateral Agent may, without notice to the Debtors, do any or all of the following, all of which rights and remedies shall be cumulative and any or all of which may be exercised from time to time and as often as the Collateral Agent shall deem necessary or desirable:

     .1        exercise from time to time any or all rights,
privileges and remedies available to the Collateral Agent under the UCC or otherwise available to the Collateral Agent by agreement, in law or in equity, including those under any other applicable agreement with respect to any of the Collateral then held for the Obligations, and to apply such monies and the net proceeds of the Collateral to any of the Obligations in accordance with the Intercreditor Agreement;

     .2        require the Debtors to assemble all or part of the
Collateral as the Collateral Agent may in its sole discretion request or demand and make it available to the Collateral Agent in a place to be designated by the Collateral Agent which is reasonably convenient to the Collateral Agent and the Debtors;

     .3        peaceably enter any premises where any Collateral is
located and take possession of such Collateral, with or without notice or process of any kind and without limiting any other rights of the Collateral Agent hereunder;

     .4        complete any uncompleted Inventory in the process of
construction or completion;

     .5        in addition to and not as a limitation of the
Collateral Agent's rights under Section 5 hereof, notify any Debtor's lessees, consignees, renters and/or Account Debtors to make all payments directly to the Collateral Agent and to surrender, at the termination of any such lease, rental agreement or consignment, the item or items leased, rented or consigned, or pay the sale option price, if any, directly to the Collateral Agent;

     .6        upon ten (10) days prior written notice to the Debtors,
which notice each Debtor acknowledges is sufficient, proper and commercially reasonable, sell, lease or otherwise dispose of the Collateral, at any time and from time to time, in whole or in part, at public or private sale, without advertisement or notice of sale, all of which are hereby waived, and apply the proceeds of any such sale in accordance with the provisions of the Intercreditor Agreement;

     .7        cure any default in any reasonable manner and add the
cost of any such cure to the Obligations;

     .8        retain all books and records of the Debtors.

10   .    WAIVERS AND INDEMNITY

     Each Debtor waives and releases all relief from any and all appraisement, stay or exemption laws of any state now in force or hereafter enacted. The Debtors also release all procedural errors in any proceedings instituted by Collateral Agent hereunder. Neither the Collateral Agent nor the Agent, the Issuing Bank, the Noteholders or the Banks shall be liable to any third party in tort, contract or otherwise in connection with the lawful exercise of remedies after the occurrence and during the continuance of an Event of Default, and the exercise of such remedies shall not constitute an assumption by the Collateral Agent, the Agent, the Issuing Bank, the Noteholders or the Banks of any of the obligations of the Debtors to any third party for commissions, distribution fees, royalties, or otherwise, and the Debtors hold the Collateral Agent, the Agent, the Issuing Bank, the Noteholders and the Banks harmless and agree to indemnify and defend the Collateral Agent, the Agent, the Issuing Bank, the Noteholders and the Banks against any claims made by any party in connection with such exercise by the Collateral Agent, the Agent, the Issuing Bank, the Noteholders or the Banks, including without limitation court costs and legal fees. The Debtors waive the benefit of any marshalling statute or legal doctrine and agree that the Collateral Agent may exercise its rights against the Collateral in any order that the Collateral Agent, in its discretion, deems appropriate.

11   .    MISCELLANEOUS

     .1        This Agreement shall be binding upon and inure to the
benefit of the parties, their successors, endorsers, representatives, receivers, trustees and assigns, but nothing contained herein shall be construed to permit the Debtors to assign this Agreement or any of the Debtors' rights or obligations hereunder without first obtaining the Collateral
Agent's express written approval. This Agreement and the Schedules and Exhibits hereto may only be amended by a writing signed by the Debtors and the Collateral Agent.

.2         All notices, requests, demands and other
communications under this Agreement shall be in writing and shall be given to each party hereto at its address specified below or at such other address as shall be designated by such party in a notice to each other party complying with the terms of this
Section 10.2. All notices, requests, demands and other communications provided for hereunder shall be effective (1) if given by mail, three days after deposited in the mails, with first class postage prepaid, addressed as aforesaid, (2) if given by telecopy, when such telecopy is transmitted to the aforesaid telecopy number and the appropriate confirmation of receipt is received by the sender, and (3) if given by any other means, when delivered to the carrier with postage prepaid to the following addresses:

     If to the Debtors:  Maidenform Worldwide, Inc.
                         90 Park Avenue
New York, New York 10016
                         Attention: Steven Masket
                         Phone No.: (212) 856-8913
                         Fax No.:   (212) 983-5834

     With a copy to:     Maidenform Worldwide, Inc.
                         154 Avenue E
                         Bayonne, NJ  07002
                         Attention: Ira Glazer
                         Phone No.: (201) 436-9200
                         Fax No.    (201) 436-0991

     If to the Collateral
          Agent:
                         CoreStates Bank, N.A.
                         1345 Chestnut Street
                         Philadelphia, Pennsylvania 19101
                         Attention: Charles H. Dietrich, Jr.
                         Phone No.: (215) 973-2907
                         Fax No.:   (215) 973-5831

     .3        If any provision of this Agreement is prohibited or
unenforceable in any jurisdiction, it shall be ineffective in such jurisdiction only to the extent of such prohibition or unenforceability, and such prohibition or unenforceability shall not invalidate the balance of such provision to the extent it is not prohibited or unenforceable nor the remaining provisions hereof, nor render unenforceable such provision in any other jurisdiction.

     .4        The rights, powers and remedies of the Collateral Agent
hereunder are cumulative and not alternative and shall not be exhausted by a single assertion or exercise thereof and the failure of the Collateral Agent to exercise any such right, power or remedy will not be deemed a waiver thereof nor preclude any further or additional exercise of such right, power or remedy.
The waiver of any default hereunder shall not be effective unless in writing and, in any event, shall not be a waiver of any subsequent default.

     .5        This Agreement or copies of this Agreement may, in the
sole discretion of the Collateral Agent, be filed as a financing statement.

     .6        The Debtors agree to bear the risk of and hold the
Banks, the Noteholders, the Issuing Bank, the Agent and the Collateral Agent harmless from claims for loss, damage or destruction of the Collateral caused by any act or omission of the Banks, the Noteholders, the Issuing Banks, the Agent, or the Collateral Agent, unless caused by the willful misconduct or gross negligence of the Banks, the Noteholders, the Issuing Banks, the Agent, or the Collateral Agent.

     .7        This Agreement shall be governed by and construed under
the laws of the Commonwealth of Pennsylvania. The parties acknowledge the jurisdiction of the state, federal and local courts located within the Commonwealth of Pennsylvania over controversies arising from or relating to this Agreement.

     .8        This Agreement may be executed in one or more
counterparts, each of which shall constitute one and the same
Agreement.
          IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

MAIDENFORM WORLDWIDE, INC., a           CORESTATES BANK, N.A., as
New York corporation                    the Collateral Agent
BETEX, S.A.
CREACIONES TEXTILES de
MERIDA, S.A. de C.V.
ELIZABETH NEEDLE CRAFT, INC.            By:/s/ Charles H. Dietrich,
Jr.
JAMAICA NEEDLECRAFT, LTD.                  Charles H. Dietrich, Jr.
MAIDENFORM INTERNATIONAL, LTD.             Senior Vice President
NICHOLAS NEEDLECRAFT, INC.


By: /s/ Ira Glazer
  Name: Ira Glazer
  Title:Vice-President
  (as to all Debtors listed above)

Attest:/s/ Jodi Perlman


MAIDENFORM WORLDWIDE, INC., a
Delaware corporation
MAIDENFORM, INC.
NCC INDUSTRIES, INC.
CRESCENT INDUSTRIES, INC.


By:/s/ Ira Glazer
  Name: Ira Glazer
  Title: Vice-President
  (as to all Debtors listed above)


Attest:/s/ Jodi Perlman
                              SCHEDULE C


                   FICTITIOUS OR TRADE NAME FILINGS

                     True Form Intimate Apparel:
                             Pennsylvania
                               New York
                              SCHEDULE D

                  COLLATERAL AFFIXED TO REAL ESTATE


Certain equipment located at the locations in the continental United States identified below, including without limitation, compressors, roof-top air conditioning units, transformers, conveyors, carousels, racking and docklifts, are affixed to the real estate at which such equipment is located:

               6500 Youngerman Circle, Jacksonville, FL 32244
          11801 Central Parkway, Jacksonville, FL 32246
          800 Technology Drive, Fayetteville, NC 28306
          2009 Elmwood Avenue, Sharon Hill, PA 19079
          154 Avenue E, Bayonne, NJ 07002
          90 Park Avenue, New York, NY 10016
          74 Lexington Avenue, Bayonne, NJ 07002
          200 Madison Avenue, New York, NY 10010
          Luker Road, Cortlandville, NY 13045
          165 Main Street, Cortland, NY 13045







                        PLEDGE AGREEMENT



     PLEDGE AGREEMENT (this "Agreement"), dated as of this 26 of April, 1995, made by MAIDENFORM WORLDWIDE, INC., a Delaware corporation ("Worldwide-Delaware"), MAIDENFORM, INC., a New York corporation ("Maidenform"), and NCC INDUSTRIES, INC., a Delaware corporation ("NCC") with an address at 90 Park Avenue, New York, New York 10016 (Worldwide-Delaware, Maidenform and NCC are individually and collectively referred to herein as "Corporate Pledgor"), ELIZABETH J. COLEMAN, DAVID C. MASKET, ROBERT A. BRAWER, ABRAHAM P. KANNER and JOHN MUIRHEAD (individually and collectively referred to herein as "Individual Pledgor"; the Corporate Pledgor and the Individual Pledgor shall be referred to collectively herein as "Pledgor") to CORESTATES BANK, N.A. ("CoreStates"), a national banking association with an address at 1345 Chestnut Street, Philadelphia, Pennsylvania 19101, as Collateral Agent under a certain Intercreditor Agreement (as hereinafter defined) for itself in its capacity Issuing Bank (as hereinafter defined), in its capacity as the Agent (as hereinafter defined), and in its individual capacity, The Chase Manhattan Bank, N.A. ("Chase"), a national banking association, National City Bank ("City"), a national banking association, Nationsbank, N.A. ("Nationsbank"), a national banking association, NBD Bank ("NBD"), a Michigan banking corporation, Comerica Bank ("Comerica"), a Michigan banking corporation, European American Bank ("EAB"), a New York banking corporation and United Jersey Bank ("UJB"), a New Jersey banking corporation (CoreStates, in its individual capacity, Chase, City, Nationsbank, NBD, Comerica, EAB and UJB are collectively referred to herein as the "Banks"), Massachusetts Mutual Life Insurance Company ("Mass Mutual"), Principal Mutual Life Insurance Company ("Principal") and TMG Life Insurance Company ("TMG"; Mass Mutual, Principal, and TMG, together with their respective successors and assigns, are collectively referred to herein as the "Noteholders"). CoreStates in its capacity as collateral agent for the Banks, the Issuing Bank, the Agent and the Noteholders, and any successor collateral agent shall hereinafter be referred to as the "Collateral Agent."

                           BACKGROUND

     A. Corporate Pledgor and Maidenform Worldwide, Inc., a New York corporation, Betex, S.A., Creaciones Textiles de Merida, S.A. de C.V., Elizabeth Needle Craft, Inc., Jamaica Needlecraft, Ltd., Maidenform International, Ltd., Nicholas Needlecraft, Ltd., and Crescent Industries, Inc. (collectively, the "Borrowers"), CoreStates as agent for the Banks (CoreStates, in such capacity, and any successor agent shall be referred to herein as the "Agent"), CoreStates as issuing bank for the Letters of Credit (CoreStates, in such capacity, and any successor issuing bank shall be referred to herein as the "Issuing Bank"), and the Banks have entered into a Loan Agreement dated the date hereof (such agreement, as amended, extended or modified from time to time, shall be referred to herein as the "Loan Agreement") pursuant to which the Agent and the Banks have agreed to lend to Borrowers an amount not to exceed One Hundred and Seventy Million Dollars ($170,000,000.00) (the "Loans"). All terms capitalized but not defined herein shall have the meanings given to such terms in the Loan Agreement.

     B. The Noteholders and the Borrowers have as of the date hereof entered into separate amended and restated note purchase agreements, each dated as of April 1, 1995 (such agreements, as amended, extended or modified from time to time, shall be collectively referred to herein as the "Note Purchase Agreement") pursuant to which the Borrowers executed and delivered to the Noteholders joint and several senior notes issued by the Borrowers in the aggregate principal amount of $30,000,000.00.

     C. The Collateral Agent, the Agent, the Issuing Bank, the Banks, the Noteholders and the Borrowers have entered into an Intercreditor Agreement dated as of even date herewith (such agreement, as amended from time to time, shall be referred to herein as the "Intercreditor Agreement"). The Loan Agreement and all documents executed and delivered in connection therewith, the Note Purchase Agreement and all documents executed and delivered in connection therewith and the Intercreditor Agreement and all documents executed and delivered in connection therewith shall be collectively referred to herein as the "Loan Documents."

     D. Each Individual Pledgor has executed this Agreement solely to pledge its interest as nominal shareholder of certain stock held for the benefit of a Corporate Pledgor and shall have no other or further liability hereunder except for those duties specifically set forth herein.

1. Pledge. In order to induce the Banks to enter into the Loan Agreement and to make available to Borrowers the Loans and to induce the Noteholders to enter into the Note Purchase Agreement and to consent to and permit Pledgor to grant the liens set forth herein, each Pledgor hereby grants, pledges and assigns to the Collateral Agent, as Collateral Agent for the Banks, the Issuing Bank, the Agent and the Noteholders a first priority security interest in the following property (collectively, the "Pledged Collateral"):

          (A) the property described in Schedule 1 hereto owned by such Pledgor and the certificates representing such property and all dividends, interest, cash, instruments, and other property from time to time received, receivable, or otherwise distributed or distributable in respect of or in exchange for any or all of such property;

          (B) all additional securities issued by any of the issuers of the property described in subsection (A) above to such Pledgor from time to time, and the certificates or instruments representing such additional securities, and all dividends, interest, cash, instruments, and other property from time to time received, receivable, or otherwise distributed or distributable in respect of or in exchange for any or all of such additional securities; and

          (C)    all proceeds of any of the foregoing.

2. Security for Liabilities. The security interest granted by this Agreement secures the payment and performance of Borrowers' obligations to the Collateral Agent, the Agent, the Issuing Bank, the Noteholders or the Banks, whether absolute or contingent, matured or unmatured, direct or indirect, similar or dissimilar, due or to become due, arising hereunder, under the Loan Agreement or any other documents executed in connection therewith, under the Note Purchase Agreement or any other document executed in connection therewith, in connection with any of the transactions described in the Loan Agreement or in the Note Purchase Agreement or arising under any interest rate protection agreement, foreign exchange contract or other similar contract or agreement between a Borrower and a Bank permitted under the Loan Agreement (collectively, the "Liabilities").

3.          Delivery of Pledged Collateral.

          (A) All certificates or instruments representing or evidencing the Pledged Collateral shall be delivered to and held by the Collateral Agent pursuant hereto and shall be duly endorsed to the Collateral Agent or shall be otherwise in suitable form for transfer by delivery, or shall be accompanied by duly executed instruments of transfer or assignment in blank, all in form and substance satisfactory to the Collateral Agent. The Collateral
Agent shall have the right, without further notice to Pledgor, to transfer to or to register in the name of the Collateral Agent or its nominees, for the benefit of the Banks, the Issuing Bank, the Agent and the Noteholders, any or all of the Pledged Collateral at any time, (i) if required to perfect the security interests granted herein, or (ii) after the occurrence and during the continuance of an Event of Default (as such term is hereinafter defined). In addition, upon the occurrence and during the continuance of an Event of Default, the Collateral Agent shall have the right at any time to exchange certificates or instruments representing or evidencing Pledged Collateral for certificates or instruments of smaller or larger denominations.

          (B) This Agreement shall terminate and all certificates or instruments representing or evidencing the Pledged Collateral shall be delivered to Pledgor at such time as (1) Borrowers shall have completely satisfied all of the Liabilities, (2) the Banks'
Commitments are terminated, (3) the Issuing Bank's obligation to issue Letters of Credit is terminated, and (4) no Letters of Credit issued by the Issuing Bank on behalf of the Borrowers are outstanding.

4. Further Assurances. Each Pledgor agrees that at any time and from time to time, at the expense of Corporate Pledgor, Pledgor will promptly execute and deliver all further instruments and documents, and take all further action that the Collateral Agent may reasonably request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Collateral Agent to exercise and enforce the rights and remedies hereunder with respect to any of the Pledged Collateral.

5. Representations and Warranties. Each Pledgor hereby represents and warrants that:

          (A) such Pledgor has all right, title and interest in and to the property now constituting the Pledged Collateral owned by it, and will have all right, title and interest in and to any property subsequently constituting the Pledged Collateral pursuant to the terms hereof, in each case free and clear of any liens, claims, security interests, and other encumbrances other than those in favor of the Collateral Agent and free and clear of any warrants, options, and other rights;

          (B) all shares of stock now included in the Pledged Collateral are, and any shares of stock subsequently included in the Pledged
Collateral pursuant to the terms hereof will be upon becoming
Pledged Collateral, duly authorized and issued, validly outstanding, and fully paid and nonassessable; and

          (C)    on the date hereof, the Pledged Collateral constitutes:

               (1)                 100% of the issued and outstanding shares of
                    capital stock, owned by Worldwide-Delaware, no par value, of Maidenform;

               (2)                 100% of the issued and outstanding shares of
                    capital stock, owned by Maidenform, no par value, of Stellar Intimate Apparel;

               (3)                 100% of the issued and outstanding shares of
                  capital stock, owned by Maidenform, no par value, of Arriette
                    Fashions, Inc.;

               (4)                 100% of the issued and outstanding shares of
                    capital stock, owned by Maidenform, no par value, of Apparel Testing Institute;

               (5)                 100% of the issued and outstanding shares of
                 capital stock, owned by Maidenform, 1,000 colones par value, of
                    Betex, S.A.;

               (6)                 100% of the issued and outstanding shares of
                  capital stock, owned by Maidenform, of Creaciones Textiles de
               Merida, S.A. de C.V. of which 1% of the Series A Original Minimum
                  Fixed Capital Stock is owned for the benefit of Maidenform by each of Elizabeth J. Coleman, Robert A. Brawer, David C. Masket
                    and Abraham P. Kanner;

               (7)                 100% of the issued and outstanding shares of
                 capital stock, owned by Maidenform, no par value, of Elizabeth
                    Needle Craft, Inc.;

               (8)                 100% of the issued and outstanding shares of
                    capital stock, owned by Maidenform, 100 Jamaican dollars par value, of Jamaica Needlecraft, Ltd. of which .1% is held for the benefit of Maidenform by John Muirhead;

               (9) 100% of the issued and outstanding shares of capital stock, owned by Maidenform, no par value, of Maidenform
                    International, Ltd.;

               (10)                100% of the issued and outstanding shares of
                 capital stock, owned by Maidenform, no par value, of Nicholas
                    Needlecraft, Inc.;

               (11)                92.389% of the issued and outstanding shares
                 of capital stock, owned by Maidenform and Worldwide, $1.00 par value, of NCC; and

               (12)                100% of the issued and outstanding shares of
                    capital stock, owned by NCC, no par value, of Crescent Industries, Inc.

6.          Voting Rights; Dividends; Etc.

          (A) So long as no Event of Default shall have occurred and be continuing:

               (1) Pledgor shall be entitled to exercise any and all of Pledgor's voting and other consensual rights pertaining to the Pledged Collateral or any part thereof for any purpose not inconsistent with the terms of this Agreement or, the Loan
Agreement and the Note Purchase Agreement; provided, however, that Pledgor shall not exercise or refrain from exercising, any such right which exercise or failure to exercise would have a material adverse effect on the value of the Pledged Collateral taken as a whole.

               (2) Pledgor shall be entitled to receive and retain, free and clear of the security interest of the Collateral Agent hereunder, any and all of such dividends, interest and other distributions as are permitted in accordance with the Loan Agreement and the Note Purchase Agreement to be paid to Pledgor in respect of the Pledged Collateral or any part thereof, except that (a) any and all dividends, interest or other distributions paid or payable other than in cash in respect of, and instruments and other property received, receivable or otherwise distributed in respect of, or in exchange for, any Pledged Collateral shall also constitute Pledged Collateral and shall be promptly delivered to the Collateral Agent in conformity with Section 3 hereof, and (b) any and all --

              (i) dividends, interest, or other distributions paid or payable in cash in respect of any Pledged Collateral in connection with a partial or total liquidation or dissolution or in connection with a reduction of capital, capital surplus or paid-in-surplus, and

              (ii) cash paid, payable or otherwise distributed in redemption of, or in exchange for, any Pledged Collateral --

received by Pledgor shall be so received in trust for the benefit of the Collateral Agent, be segregated from the other property or funds of Pledgor, and be forthwith delivered to the Collateral Agent in the same form as so received (with any necessary endorse ment) to be held as Pledged Collateral and applied as provided in
Section 11(B) hereof.

               (3) The Collateral Agent shall promptly upon request therefor, execute and deliver (or cause to be executed and delivered) to Pledgor all such proxies and other instruments as Pledgor may reasonably request for the purpose of enabling such Pledgor to exercise the voting and other rights which it is entitled to exercise pursuant to paragraph (1) above and to receive the dividends, interest and other distributions which it is authorized to receive and retain pursuant to paragraph (2) above.

          (B) Upon the occurrence and during the continuance of an Event of Default:

               (1) all rights of Pledgor to exercise the voting and other consensual rights which it would otherwise be entitled to exercise pursuant to Section 6(A)(1) hereof and to receive the dividends, interest and other distributions which it would otherwise be authorized to receive and retain pursuant to Section
6(A)(2) hereof shall cease and all such rights shall thereupon become vested in the Collateral Agent which shall thereupon have the sole right to exercise such voting and other consensual rights and to receive such dividends, interest, and other distributions for the benefit of the Banks, the Issuing Bank, the Agent and the Noteholders; and

               (2) all dividends, interest and other distributions which are received by Pledgor contrary to the provisions of paragraph (1) of this Section 6(B) shall be received in trust for the benefit of the Collateral Agent, shall be segregated from other funds of Pledgor, and shall be forthwith paid over to the Collateral Agent in the same form as so received (with any necessary endorsement) to be held as cash collateral and applied as provided in Section
11(B) hereof.

7. Transfers and Liens. Pledgor will not (A) sell or otherwise dispose of, or grant any option with respect to, any of the Pledged Collateral, or (B) create or permit to exist any lien, security interest, or other charge or encumbrance upon or with respect to any of the Pledged Collateral, provided, however, that an Individual Pledgor may transfer its shares so long as the transferee, prior to such transfer, executes this Pledge Agreement and agrees to be bound by the terms hereof.

8. Collateral Agent Appointed Attorney-in-Fact. Pledgor hereby appoints the Collateral Agent as Pledgor's attorney-in-fact, with full authority in the place and stead of Pledgor and in the name of Pledgor or otherwise, and from time to time in the Collateral Agent's discretion to take any action and to execute any instrument which the Collateral Agent may deem necessary or advisable to accomplish the purposes of this Agreement, including, without limitation, upon the occurrence and during the continuance of an Event of Default to receive, endorse, and collect all instruments made payable to Pledgor representing any dividend, interest, or other distribution in respect of the Pledged Collateral or any part thereof and to give full discharge for the same. In its capacity as such attorney-in-fact, the Collateral Agent shall not be liable for any acts or omissions, nor for any error of judgment or mistake of fact or law, but only for bad faith, willful misconduct or gross negligence. This power, being coupled with an interest, is irrevocable until all Liabilities have been fully satisfied.

9. Collateral Agent May Perform. If Pledgor fails to perform any agreement contained herein, the Collateral Agent may itself perform, or cause performance of, such agreement, and the reasonable expenses of the Collateral Agent incurred in connection therewith shall be payable by Corporate Pledgor under
Section 13(B) hereof.

10. Collateral Agent's Duties. The powers conferred on the Collateral Agent hereunder are solely to protect its interests in the Pledged Collateral and shall not impose any duty to exercise any such powers. Except for the safe custody of any Pledged Collateral in its possession and the accounting for moneys actually received by it hereunder, the Collateral Agent shall not have any duty as to any Pledged Collateral or as to the taking of any necessary steps to preserve rights against any parties or any other rights pertaining to any Pledged Collateral. Without limiting the generality of the foregoing, the Collateral Agent shall not have any responsibility for ascertaining or taking action with respect to calls, conversions, exchanges, maturities, tenders, or other matters relating to any Pledged Collateral, whether or not the Collateral Agent has or is deemed to have knowledge of such matters.

11. Events of Default; Remedies. (A) The term "Event of Default," as used herein, shall mean: (1) any Event of Default as defined in the Loan Agreement, the Note Purchase Agreement, or any of the other Loan Documents; (2) any violation by any Pledgor of any covenant contained in this Agreement which violation is not cured within thirty (30) days from the date a Corporate Pledgor becomes aware of such violation, whether by written notice of such violation from the Collateral Agent or otherwise; and (3) any warranty or representation contained in this Agreement shall prove to have been false or incorrect in any material respect on the date as of which made.

          (A) Upon the occurrence and during the continuance of an Event of Default then:

               (1) The Collateral Agent may exercise in respect of the Pledged Collateral, in addition to other rights and remedies provided for herein or otherwise available to it, all the rights and remedies of a secured party on default under the Uniform
Commercial Code as in effect in the Commonwealth of Pennsylvania
(the "Code") and other applicable laws and agreements and also may, without notice except as specified below, sell the Pledged
Collateral or any part thereof in one or more parcels at public or private sale, at any exchange, brokers' board or at any of the Collateral Agent's offices or elsewhere, for cash, on credit, or for future delivery, and upon such other terms as the Collateral
Agent may deem commercially reasonable. Pledgor agrees that, to the extent notice of sale shall be required by law, at least ten
(10) days notice to Pledgor of the time and place of any public sale or the time after which any private sale is to be made shall be given and shall constitute reasonable notification. The
Collateral Agent shall not be obligated to make any sale of Pledged Collateral regardless of notice of sale having been given. The Collateral Agent may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.

               (2) Any cash held by the Collateral Agent as Pledged Collateral and all cash proceeds received by the Collateral Agent in respect of any sale of, collection from, or other realization upon all or any part of the Pledged Collateral in the discretion of the Collateral Agent, may be held by the Collateral Agent as collateral for, and/or then or at any time thereafter applied
(after payment of any amounts payable to the Collateral Agent pursuant to Section 13 hereof) in whole or in part by the Collateral Agent against, all or any part of the Liabilities in such order as the Collateral Agent shall elect in accordance with the Intercreditor Agreement. Any surplus of such cash or cash proceeds held by the Collateral Agent and remaining after payment in full of all the Liabilities shall be paid over to Pledgor or to whomsoever may be lawfully entitled to receive such surplus.

12. Private Sale. Each Pledgor acknowledges and recognizes that the Collateral Agent may be unable to effect a public sale of all or a part of the Pledged Collateral and may be compelled to resort to one or more private sales to a restricted group of purchasers who will be obligated to agree, among other things, to acquire the Pledged Collateral for their own account, for investment and not with a view to the distribution or resale thereof. Each Pledgor acknowledges that any such private sales may be at prices and on terms less favorable to the Collateral Agent than those of public sales, and agrees that such private sales will not necessarily be deemed not to have been made in a commercially reasonable manner solely by virtue of being a private sale for a price or on terms less favorable than a public sale, and that the Collateral Agent has no obligation to delay sale of any Pledged Collateral to permit the issuer thereof to register it for public sale under the Securities Act of 1933, as from time to time amended, even if the issuer is willing to do so.

13. Indemnity and Expenses. (A) Each Corporate Pledgor agrees to indemnify the Collateral Agent, the Agent, the Issuing Bank, the Banks and the Noteholders from and against any and all claims, losses and liabilities growing out of or resulting from this Agreement (including, without limitation, enforcement of this Agreement), except claims, losses, or liabilities resulting from the Collateral Agent's, the Agent's, the Issuing Bank's, any Bank's or any Noteholder's bad faith, willful misconduct or gross negligence.

          (A) Each Corporate Pledgor will upon demand pay to the Collateral Agent the amount of any and all expenses, including the reasonable fees and expenses of counsel and of any experts and agents, which the Collateral Agent may incur in connection with (1) the enforcement of this Agreement, (2) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Pledged Collateral, (3) the exercise or enforcement of any of the rights of the Collateral Agent hereunder, or (4) the failure by any Pledgor to perform or observe any of the provisions hereof.

14. Amendments, Indulgences, Etc. No amendment or waiver of any provision of this Agreement nor consent to any departure by Pledgor herefrom shall in any event be effective unless the same shall be in writing and signed by the Collateral Agent, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No failure or delay on the part of the Collateral Agent in the exercise of any right, power, or remedy under this Agreement shall constitute a waiver thereof, or prevent the exercise thereof in that or any other instance.

15. Addresses for Notices. (A) All notices, requests, demands and other communications under this Agreement shall be in writing and shall be given to each party hereto at its address specified below or at such other address as shall be designated by such party in a notice to each other party complying with the terms of this Section 15. All notices, requests, demands and other communications provided for hereunder shall be effective
(1) if given by mail, three days after deposited in the mails, with first class postage prepaid, addressed as aforesaid, (2) if given by telecopy, when such telecopy is transmitted to the aforesaid telecopy number and the appropriate confirmation of receipt is received by the sender, and (3) if given by any other means, when delivered to the carrier with postage prepaid to the following addresses:

     If to Pledgor:      Maidenform Worldwide, Inc.
                         90 Park Avenue
                         New York, NY 10016
                         Attention: Steven Masket
                         Phone No.: (212) 856-8913
                         Fax No.:   (212) 983-5834

     with a copy to:     Maidenform Worldwide, Inc.
                         154 Avenue E
                         Bayonne, NJ  07002
                         Attention: Ira Glazer
                         Phone No.: (201) 436-9200
                         Fax No.    (201) 436-0991

     If to Collateral
       Agent:            CoreStates Bank, N.A.
                         1345 Chestnut Street
                         Philadelphia, Pennsylvania 19101
                         Attention: Charles H. Dietrich, Jr.
                         Phone No.: (215) 973-2907
                         Fax No.:   (215) 973-5831

          (A) If notice of sale, disposition or other intended action by the Collateral Agent with respect to this Agreement is required by the Uniform Commercial Code or other applicable law, any notice thereof sent to Pledgor at least ten days prior to such action will constitute reasonable notice to Pledgor.

16. Continuing Security Interest. This Agreement creates a continuing security interest in the Pledged Collateral and shall (A) be binding upon Pledgor, and its respective successors, assigns, heirs, executors or administrators and (B) inure to the benefit of the Collateral Agent, the Banks, the Agent, the Issuing Bank, the Noteholders and their respective successors, transferees and assigns. The execution and delivery of this Agreement shall in no manner impair or affect any other security (by endorsement or otherwise) for the payment or performance of the Liabilities and no security taken hereafter as security for payment or performance of the Liabilities shall impair in any manner or affect this Agreement or the security interest granted hereby, all such present and future additional security to be considered as cumulative security. Any of the Pledged Collateral may be released from this Agreement without altering, varying, or diminishing in any way this Agreement or the security interest granted hereby as to the Pledged Collateral not expressly released, and this Agreement and such security interest shall continue in full force and effect as to all of the Pledged Collateral not expressly released.

17. Governing Law; Consent to Jurisdiction; etc. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania applicable to contracts made and wholly performed within Pennsylvania. Pledgor consents to the jurisdiction of the courts of Pennsylvania and of the court of the United States sitting in Pennsylvania in any litigation concerning this Agreement, and each Pledgor waives any objection based on venue or inconvenient forum. Unless otherwise defined herein, terms defined in the Code as in effect on the date hereof are used herein as therein defined as of such date. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart.

18. Severability. The provisions of this Agreement are independent of and separable from each other, and no such provision, shall be altered or rendered invalid or unenforceable by virtue of the fact that for any reason any other such provision may be invalid or unenforceable in whole or in part.

19. Counterparts. This Agreement and any amendments thereto may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart.
20.

     IN WITNESS WHEREOF, each Pledgor, intending to be legally bound, has executed this Agreement, or caused this Agreement to be executed by a duly authorized representative, as of the date first above written.

                                   MAIDENFORM WORLDWIDE, INC.


/s/ Elizabeth J. Coleman      By: /s/ Ira Glazer
ELIZABETH J. COLEMAN                  Name:Ira Glazer
Address:                              Title:Vice-President


/s/ David C. Masket            NCC INDUSTRIES, INC.
DAVID C. MASKET
Address:
                                   By: /s/ Ira Glazer
                                      Name: Ira Glazer
                                      Title:Vice-President
/s/ Robert A. Brawer
ROBERT A. BRAWER
Address:                           MAIDENFORM INC.


                                   By: /s/ Ira Glazer
/s/ Abraham P. Kanner                       Name: Ira Glazer
ABRAHAM P. KANNER                     Title:Vice-President
Address:

                                   CORESTATES BANK, N.A.
                                   as Collateral Agent

/s/ John Muirhead
JOHN MUIRHEAD                      By:/s/ Charles H. Dietrich,
Jr.
Address:                              Name:Charles H. Dietrich,
Jr.
                                      Title:Senior Vice-President
                           Schedule 1

               Description of Pledged Collateral


     20. The right, title and interest of Maidenform Worldwide, Inc., a Delaware corporation, in 100% of the issued and outstanding shares of capital stock, no par value, of Maidenform, Inc., a New York corporation.

     21. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, no par value, of Stellar Intimates Apparel, a New York corporation.

     22. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, no par value, of Arriette Fashions, Inc., a New York corporation.

     23. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, no par value, of Apparel Testing Institute, a New Jersey corporation.

     24. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, 1000 colones par value, of Betex, S.A., a Costa Rican corporation.

     25. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, of Creaciones Textiles de Merida, S.A. de C.V., a Mexican corporation, of which 1% of the Series A Original Minimum Fixed Capital Stock is owned for the benefit of Maidenform, Inc. by each of Elizabeth J. Coleman, Robert A. Brawer, David C. Masket and Abraham P. Kanner.

     26. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, no par value, of Elizabeth Needle Craft, Inc., a New York corporation.

     27. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, 100 Jamaican Dollars par value, of Jamaica Needlecraft Limited, a Jamaican corporation, of which .1% is held for the benefit of Maidenform, Inc. by John Muirhead.

     28. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, no par value, of Maidenform International Ltd., a New York corporation.


     29. Maidenform, Inc.'s right, title and interest in 100% of the issued and outstanding shares of capital stock, no par value, of Nicholas Needlecraft, Inc., a New York corporation.

     30.  The right, title and interest of Maidenform Inc. and/or
     Maidenform Worldwide Inc., a Delaware corporation, in 92.389% of the issued and outstanding shares of capital stock, $1.00 par value, of NCC Industries, Inc.

     31. NCC Industries, Inc.'s right title and interest in 100% of the issued and outstanding shares of capital stock, owned by NCC, no par value, of Crescent Industries, Inc., a Delaware corporation.





                AMENDMENT TO EMPLOYMENT CONTRACT



          FIRST AMENDMENT, dated as of April 10, 1995, by and between NCC INDUSTRIES, INC., a Delaware corporation having its principal offices at 165 South Main Street, Cortland, New York 13045 ("NCC"), and PETER MUEHLBAUER, residing at 4572 Briar Hill Road, Cortland, New York 13045 (the "Employee").

                      W I T N E S S E T H:

          WHEREAS, the Employee is now employed as Vice President-Finance, Treasurer and Secretary of NCC under the terms and conditions of an Employment Contract, dated as of January 1, 1994
(the "Employment Contract"); and

          WHEREAS, the parties desire amend the Employment
Contract as hereinafter set forth;

          NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the parties hereto agree as follows:

          1. All terms used herein, and not otherwise defined herein, shall have the same meanings as such terms have in the Employment Contract.

          2. Paragraph 3(a) of the Employment Contract is hereby amended in its entirety to read as follows:

               (a) During the first year of the term of the Employee's employment hereunder, NCC shall cause the Employee to receive a total base salary of One Hundred Fifteen Thousand ($115,000) Dollars (the "Base Salary"), payable in accordance with the standard payroll practices of NCC. During the second year of the term of the Employee's employment hereunder, NCC shall cause the Employee to receive a total Base Salary of One Hundred Forty One Thousand Nine Hundred One ($141,901) Dollars, payable in accordance with the standard payroll practices of NCC. During the third year of the term of the Employee's employment hereunder, NCC shall cause the Employee to receive a total Base Salary of One Hundred Thirty Eight Thousand Five Hundred Twenty Three ($138,523) Dollars, payable in accordance with the standard payroll practices of NCC.

          3. The parties agree that in all respects, except as expressly modified hereby, the Employment Contract shall remain in full force and effect.

          4. This Amendment shall be governed by and construed in accordance with the laws of the State of New York without reference to conflicts of laws principles.

          5. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and the parties hereto may execute this Amendment by signing any such counterpart.

          IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.


                              NCC INDUSTRIES, INC.



                              By:  /s/ Frank Magrone

                                 Frank Magrone, President



                              /s/ Peter Muehlbauer
                                  PETER MUEHLBAUER




    AMENDMENT TO SERIES A CREDIT AND REIMBURSEMENT AGREEMENT

                              AND

                       SERIES A GUARANTY



     This is an Amendment to that certain (i) Series A Credit and Reimbursement Agreement, dated as of September 1, 1988 (the "Credit Agreement"), between NCC Industries, Inc. ("NCC") and
Norstar  Bank of Upstate NY (now Fleet Bank) ("Fleet Bank"),  and
(ii) Series A Guaranty, dated as of September 1, 1998 (the "Guaranty"), between NCC and Fleet Bank.

                        R E C I T A L S

      WHEREAS, pursuant to a certain Trust Indenture, dated as of September 1, 1988 (the "Indenture"), the Cortland County Industrial Development Agency issued $4,590,000 aggregate principal amount of its Series 1988A Industrial Development Revenue Bonds (the "Bonds") for the purpose of financing a portion of the costs of constructing a 155,000 square foot building operated by NCC, acquiring the land on which such facility was built and installing and acquiring the equipment for such facility;

      WHEREAS, in connection with the issuance of the Bonds, the Company entered into the Credit Agreement with Fleet Bank, pursuant to which, among other things, Fleet Bank issued in favor of the trustee under the Indenture an irrevocable transferable letter of credit (the "Letter of Credit") as further security for the Bonds, and NCC agreed to reimburse Fleet Bank for all amounts drawn under the Letter of Credit and to pay to Fleet Bank certain other fees, charges and expenses (collectively, the "Reimbursable Amounts");

      WHEREAS, as security for the full and prompt payment of the Reimbursable Amounts as well as any additional sums arising under the "Series A Financing Documents" (as defined in the Indenture) (such additional sums, together with the Reimbursable Amounts are collectively referred to as the "NCC Financial Obligations"), NCC entered into the Guaranty;

      WHEREAS,  certain shareholders of NCC propose to sell  (the
"NCC Sale") approximately 92% of the outstanding common stock of NCC to Maidenform Worldwide, Inc. ("MWI") and Maidenform, Inc.
("MI");

     WHEREAS, it is contemplated that subsequent to the NCC Sale, MWI and MI will effect a merger pursuant to which NCC will be merged with and into MI or one of its affiliates (the "Merger");

      WHEREAS,  MWI,  MI and certain of their named  subsidiaries
(the "Subsidiaries") and NCC are entering into a Loan Agreement under which Corestates Bank, N.A. is acting as agent (the
"Maidenform Loan Agreement"); and

      WHEREAS, NCC and MWI have requested that Fleet Bank amend the Credit Agreement and the Guaranty in light of the NCC Sale and the entering into of the Maidenform Loan Agreement, and Fleet Bank is willing to so amend such agreements upon the terms and conditions hereinafter set forth.

      NOW, THEREFORE, in consideration of the premises herein contained, the parties hereto agrees as follows:

          1.        Additional Obligors; Replacement Parties.    (A)  By
their execution hereof, MWI, MI and each of the Subsidiaries hereby assumes all liabilities of NCC to Fleet Bank for any and all present and future NCC Financial Obligations and agrees to be jointly and severally liable therefor with NCC as primary obligors.

                (B) Fleet Bank acknowledges that from and after the effective date of the Merger, the separate legal existence of NCC shall cease and accordingly agrees that MWI, MI and the Subsidiaries shall become substituted parties to the Credit Agreement and Guaranty. MWI, MI and the Subsidiaries agree that from and after the effective date of the Merger, they shall become substituted parties to the Credit Agreement and the Guaranty and agree to be bound, jointly and severally, by all of the terms, agreements and obligations of NCC provided thereunder. Any reference to the "Company" in either the Credit Agreement or the Guaranty shall mean all of such substituted parties and, until the effective date of the Merger, NCC.

          2.        Elimination of Financial Covenants.     The parties
agree  that  all of the financial covenants contained in  Section
6.01(H) of the Credit Agreement and in Section 1.9(B) of the Guaranty are eliminated and shall no longer be deemed to be a part of the Credit Agreement or the Guaranty, respectively.

          3.        Cross Default Provision to the Maidenform Loan
Agreement.   The  parties hereby agree that the  term  "Event  of
Default" as provided in both the Credit Agreement and the Guaranty shall, in addition to the events currently set forth, respectively, in Section 8.01 of the Credit Agreement and Section
3.1  of  the  Guaranty, include a default  by  MWI,  MI  and  the
Subsidiaries under any of the covenants set forth in Sections 5.18, 5.19, 5.20, 5.21 or 5.22 of the Maidenform Loan Agreement as now or hereafter amended by the parties thereto (any such amendment shall not require Fleet Bank's consent, although MWI shall promptly advise Fleet Bank of any such amendments), to the extent and only to the extent that such default has resulted in
an   acceleration  of  indebtedness  under  the  Maidenform  Loan
Agreement which acceleration shall not have been subsequently waived by the lenders thereunder.



          4.        Revised Letter of Credit Annual Commission.  (A)
Section 2.02(B)(1) of the Credit Agreement is amended by adding thereto the following sentences immediately after the last word thereof:

                                    "For  the
                    period commencing on  the
                    date  of  the closing  of
                    the  NCC Sale and  ending
                    on  March  31,  1996  the
                    annual  commission   (the
                    "Revised           Annual
                    Commission") shall  equal
                    two    and    one-quarter
                    percent  (2.25%)  of  the
                    outstanding amount of the
                    Letter   of   Credit   as
                    measured by reference  to
                    the  maximum amount which
                    could be drawn under  the
                    Letter  of Credit on  the
                    September     15     next
                    proceeding such  payment.
                    The     Revised    Annual
                    Commission is established
                    to  be equivalent to  the
                    initial       "Applicable
                    Margin"   for  "Revolving
                    Credit     LIBO      Rate
                    Tranches"    under    the
                    Maidenform           Loan
                    Agreement.    From    and
                    after March 31, 1996, the
                    Revised Annual Commission
                    shall  from time to  time
                    be  adjusted to equal the
                    Applicable   Margin   for
                    Revolving   Credit   LIBO
                    Rate  Tranches under  the
                    Maidenform Loan Agreement
                    as  the  same shall  from
                    time to time be in effect
                    thereunder, provided that
                    in  no  event  shall  the
                    Revised Annual Commission
                    be  less than 1.25%.  The
                    calculation    of     the
                    Applicable  Margin  under
                    the    Maidenform    Loan
                    Agreement  is based  upon
                    the  consolidated balance
                    sheet      and     income
                    statement     of      the
                    borrowers thereunder  for
                    each    fiscal    quarter
                    commencing    with    the
                    fiscal   quarter   ending
                    March  31, 1996.  In  the
                    event that the Applicable
                    Margin changes under  the
                    Maidenform Loan Agreement
                    and therefore the Revised
                    Annual         Commission
                    changes,   such    change
                    shall become effective as
                    of  the first day of  the
                    month         immediately
                    following  the  month  in
                    which    such   quarterly
                    financial statements  are
                    delivered  to  Corestates
                    Bank,  N.A.  except  that
                    the Applicable Margin and
                    therefore   the   Revised
                    Annual  Commission,  once
                    reset,  shall  remain  in
                    effect for not less  than
                    ninety     (90)     days.
                    Commencing April 1,  1996
                    the     Revised    Annual
                    Commission   shall    be,
                    billed  in advance  on  a
                    quarterly basis and shall
                    be  calculated based upon
                    the     Revised    Annual
                    Commission in  effect  as
                    of  the first day of each
                    quarter; provided that to
                    the   extent   that   the
                    Revised Annual Commission
                    shall be adjusted (either
                    up  or down) as set forth
                    above during any quarter,
                    an appropriate adjustment
                    shall   be   made    with
                    respect  to the following
                    quarter's Revised  Annual
                    Commission to reflect the
                    actual   amount  of   the
                    Revised Annual Commission
                    that   should  have  been
                    paid   in  the  preceding
                    quarter giving effect  to
                    the   adjustment  of  the
                    Revised            Annual
                    Commission.

           Section 2.02(B)(2) of the Credit Agreement is revised by deleting the phrase "one percent (1%)" and replacing such phrase with the following: "the then - current annual commission as provided in Section 2.02(B)(1)".

           (B) NCC and the Bank acknowledge that, in accordance with the terms of the Credit Agreement, NCC has pre-paid the annual commission on the Letter of Credit due for the year ending October 2, 1995. Accordingly, upon the closing of the NCC Sale (and therefore the commencement of the Revised Annual Commission rate), NCC shall be entitled to receive a credit for the prorated portion of such prepaid annual commission attributable to the period from the date of such closing through October 2, 1995 (the "Credit"). The Credit shall be paid through an offset to the fee described in paragraph 5 below.

          5. Amendment Fee. NCC agrees to pay Fleet Bank, in consideration of its entering into this Amendment, an amount equal to $22,644.28, which amount is equivalent to three quarters of one percent of the maximum amount currently available under the Letter of Credit, less the amount of the Credit, by wire transfer, contemporaneously with the consummation of the NCC Sale. NCC also agrees to pay the reasonable fees and expenses of counsel for Fleet Bank in connection with this Amendment.

          6.        Notices.  Section 9.04 of the Credit Agreement and
Section 5.4 of the Guaranty are amended so that the addresses for notices and communication set forth for the Company (including where a copy is to be sent) are deleted in their entirety and the following substituted therefor:


                    Maidenform Worldwide, Inc.
                    90 Park Avenue
                    New York, New York  10016
                    Attention:  Steven Masket, Esq.

               With a copy to:

                    Baer Marks & Upham
                    805 Third Avenue
                    New York, New York  10022
                    Attention:  Stanley E. Bloch, Esq.


          7. Other Terms of Credit Agreement and Guaranty Unaffected. Except as otherwise provided in this Amendment, the Credit Agreement and the Guaranty shall continue in full force and effect and shall not otherwise be amended or changed as a result of this Amendment. Notwithstanding the generality of the foregoing sentence, the parties hereby agree that, to the extent that other provisions of the Credit Agreement or the Guaranty are now inconsistent with the terms of the such documents as amended hereby, such inconsistent terms shall be read so as to be consistent with such terms mutatis mutandis.

          8.        Effective Date.     The terms and provisions of this
Amendment   shall   become   effective   immediately   upon   the
consummation of the NCC Sale and the payment of the fee described in Paragraph 5 above and not before, regardless of the date this Amendment is executed by any of the parties hereto. MWI and NCC shall promptly notify Fleet Bank of the consummation date of the NCC Sale.

          9. Reaffirmation of Guaranty Agreement. NCC, in its capacity as guarantor under the Guaranty, hereby consents to the amendments to the Credit Agreement and Guaranty effected hereby and reaffirms the Guaranty as amended hereby.

               10. Satisfaction of Mortgage. Fleet Bank agrees to deliver to NCC, no later than the closing date of the NCC Sale, a
Satisfaction  of  Mortgage, in recordable form, with  respect  to that  certain Mortgage, dated August 11, 1988, from NCC to  Fleet
Bank,  relating to a premises in the City and County of Cortland,
New  York, and filed on August 17, 1988 in liber 378 of Mortgages
at   page  24,  as  modified  by  Modification  Agreement,  dated
September  28,  1988 and filed October 6, 1988 in  liber  383  of
Deeds at page 150.


           IN WITNESS WHEREOF, the parties hereto have executed this document as of the first above written.

                                   NCC INDUSTRIES,INC.


                                   By:/s/ Steven N. Masket
                                       Authorized Officer


                                   FLEET BANK


                                   By:/s/ Christopher Papayanokos
                                       Vice President


                                   MAIDENFORM WORLDWIDE, INC.
                                   BETEX, S.A.
                                   CREACIONES TEXTILES de MERIDA,
                                   S.A. de C.V.
                                   ELIZABETH NEEDLE CRAFT, INC.
                                   JAMAICA NEEDLECRAFT, INC.
                                   MAIDENFORM INTERNATIONAL, INC.
                                   NICHOLAS NEEDLECRAFT, INC.
                                   CRESCENT INDUSTRIES, INC.


                                     By:/s/   Steven  N.   Masket
Name:  Steven N. Masket
                                       Title:
                                       (as to all above)


                                   MAIDENFORM, INC.


                                   By: /s/ Steven N. Masket
                                       Name: Steven N. Masket
                                       Title:


                    CONSENT TO SECOND LIEN



           Reference is made to that certain Trust Indenture, dated as of September 1, 1988 (the "Trust Indenture"), between Cortland County Industrial Development Agency, as issuer, and Key Trust Company, as trustee, relating to $4,590,000 aggregate principal amount of Series 1988A Industrial Development Revenue Bonds (NCC Industries, Inc. Project) (the "Series A Bonds"). Capitalized terms not otherwise defined herein shall have the meaning described to them in the Trust Indenture.

                        R E C I T A L S

      WHEREAS, pursuant to the Trust Indenture the Issuer issued the Series A Bonds for the purpose of financing a portion of the costs of undertaking the Project;

      WHEREAS, in connection with the issuance of the Bonds and the execution of the Trust Indenture, the Series A Financing
Documents were executed;

      WHEREAS, the Series A Financing Documents contain various provisions which restrict the ability of the Company to grant
Liens on or with respect to the Facility, the Land and the Equipment;

     WHEREAS, certain shareholders of the Company propose to sell
(the "Company Sale") approximately 92 percent of the common stock
of   the  Company  to  Maidenform  Worldwide,  Inc.  ("MWI")  and
Maidenform, Inc. ("MI");

     WHEREAS, MWI, MI and certain of their named subsidiaries and the Company, as a new subsidiary of MWI, propose to enter into a Loan Agreement (the "Loan Agreement") under which Corestates Bank, N.A. is acting as agent ("Corestates") for various lenders (the "Lenders"); and

      WHEREAS, as a condition to the Lenders' entering into the Loan Agreement, the Lenders have required that they be granted a second mortgage on the Land, Facility and Equipment and, in order to provide the Lenders with such second mortgage, the Company has requested the undersigned to consent to the granting by the Company of such second mortgage.

      NOW, THEREFORE, in consideration of the premises herein contained, the undersigned, being the Trustee and the Bank under the Trust Indenture, hereby consent to the following:

               1. Consent to Grant of Second Lien. By their execution hereof, the undersigned hereby consent to the grant to the Lenders of a second mortgage or security interest in the Land, Facility and Equipment notwithstanding anything contained in any of the Series A Financing Documents.

                    2.        Compliance with Section 905 of Trust Indenture.
Pursuant to Section 905 of the Trust Indenture, the Bank has delivered to the Trustee its letter, substantially in the form annexed hereto as Exhibit A, in connection with the Trustee's consent hereby given.

               3. Further Assurances. The undersigned each agree that from time to time, as and when requested by the Company or by its
successors  and  assigns,  it  shall  (i)  execute  and   deliver
amendments to the Series A Financing Documents, and other instruments, agreements and documents, and (ii) take or cause to be taken by it such further and other action, in each case as shall be appropriate or necessary in order to grant to the Lenders a second mortgage or security interest on the Land, Facility and Equipment and to perfect or confirm, of record or otherwise, in the Lenders such mortgage interests, and to otherwise permit the Company or its successors and assigns to carry out the purposes of this Consent.

               4.        Other Terms of Series A Financing Documents Unaffected.
Except as otherwise provided in this Consent, the Trust Indenture and the Series A Financing Documents shall continue in full force in  effect  and shall not otherwise be amended or  changed  as  a
result  of  this  Consent.   Notwithstanding  the  generality  of
foregoing sentence, the undersigned hereby agree that, to the extent that other provisions of the Trust Indenture or the Series
A Financing Documents are inconsistent as a result of this Consent, such inconsistent terms shall be read so as to be consistent with the terms hereof mutatis mutandis.

               5. Effective Date. The terms and provisions of this Consent shall become effective immediately upon the consummation of the Company Sale and not before, regardless of the date this Consent is executed by either of the undersigned. The Company shall promptly notify the undersigned of the consummation date of the Company Sale.

               6. Multiple Counterparts. This Consent may be executed in any number of counterparts, each of which shall be deemed an original, but all of which constitute one in the same instrument.

               7. Consent of Company. The Company, in its capacities as guarantor under the Series A Guaranty and as operator of the
Project Facility, hereby consents to the grant to the Lenders  of the second mortgage or security interest referred to herein.
      IN  WITNESS  WHEREOF, the undersigned  have  executed  this
Consent as of the      day of April, 1995.

                              FLEET BANK



                              By: /s/ Christopher Papayanokos
                                   Vice President


                              KEY TRUST COMPANY, as Trustee

                              By:  /s/ Stephen Gorzynski
                                   Corporate Trust Officer


                              NCC INDUSTRIES, INC.


                              By:  /s/ Steven N. Masket
                                   Authorized Officer
                           EXHIBIT A


                           FLEET BANK
                       268 GENESEE STREET
                     UTICA, NEW YORK  13502

                                   April 26, 1995



Key Trust Company
60 State Street
Albany, New York 12207

Attention:  Corporate Trust Group

                     Re:   Trust Indenture, dated as of September
               1,   1988,   between  Cortland  County  Industrial
               Development  Agency  and  Key  Trust  Company,  as
               Trustee (the "Trust Indenture")

Ladies and Gentlemen:

      Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Trust Indenture.

      This letter is being provided to pursuant to Section 905 of the Trust Indenture in connection with the request by the Company of your consent to permit the Company to grant a second mortgage and security interest in the Land, Facility and Equipment to the lenders under a bank loan facility under which Corestates Bank, N.A. is acting as agent.

      Pursuant to said Section 905 of the Trust Indenture, we hereby make formal written request for your consent to amend the Series A Mortgage and any other Series A Financing Documents as necessary to grant such second mortgage and security interest. Furthermore, we hereby affirm to you that (i) the undersigned is willing to also consent to the granting of such second mortgage and (ii) the granting of such second mortgage and security interest and any amendments necessary to permit same in the Series A Mortgage or any other Series A Financing Documents will not diminish or otherwise adversely affect the Letter of Credit.

                                   Sincerely,


                                   FLEET BANK


                                   By:________________
                                        Vice President

[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                   QTR-1
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-START]                              JAN-1-1995
[PERIOD-END]                                APR-1-1995
[CASH]                                       1,025,421
[SECURITIES]                                         0
[RECEIVABLES]                               18,398,875
[ALLOWANCES]                                         0
[INVENTORY]                                 45,907,475
[CURRENT-ASSETS]                             2,676,180
[PP&E]                                      10,844,670
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                              80,587,311
[CURRENT-LIABILITIES]                       30,768,947
[BONDS]                                              0
[COMMON]                                     4,866,841
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                  31,761,346
[TOTAL-LIABILITY-AND-EQUITY]                80,587,311
[SALES]                                     27,785,598
[TOTAL-REVENUES]                            27,785,598
[CGS]                                       26,538,137
[TOTAL-COSTS]                               26,538,137
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             384,139
[INCOME-PRETAX]                                863,322
[INCOME-TAX]                                   218,783
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   644,539
[EPS-PRIMARY]                                      .15
[EPS-DILUTED]                                      .15