Form 10-Q
period 1995-06-30
NCC INDUSTRIES INC
filed 1995-08-16
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C.  20549


(MARK ONE)                    FORM 10-Q

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended July 1, 1995


_________      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to _______


                    Commission file number 0-3305



                         NCC INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

           DELAWARE                             62-0643336
 (State or other jurisdiction of                  (I.R.S.Employer
 incorporation or organization)                    Identification No.)


     165 MAIN STREET, CORTLAND, NEW YORK          13045
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:    (607) 756-2841



     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                    Yes    X            No
     At July 1, 1995, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.


                          NCC INDUSTRIES, INC.

                              FORM 10-Q

                                INDEX

PART I.            FINANCIAL INFORMATION

                   Item 1.  Financial Statements

                      Consolidated Balance Sheet

                      Consolidated Statements of Income and Retained Earnings

                      Consolidated Statements of Cash Flows

                      Notes to Financial Statements

                   Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

PART II.           OTHER INFORMATION

                   Item 5.  Other Information
                   Item 6.  Exhibits
SIGNATURES



                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  NCC INDUSTRIES, INC. AND SUBSIDIARY
                           BALANCE SHEETS
                            (UNAUDITED)

                                          July 1,          December 31,
                                           1995               1994
ASSETS

Current assets
  Cash and cash equivalents                  $   472,168   $ 1,034,820
  Accounts receivable, net                    18,252,878    16,448,704
  Inventories (Note 2)                        46,789,204    39,104,654
  Other current assets                         2,694,691     2,002,917

  Total Current Assets                        68,208,941    58,591,095

 Property, plant and equipment at cost, net   10,658,051    11,186,318
  Bond issuance cost                              68,391        78,578
  Other assets                                 1,569,105     1,732,012

                                             $80,504,488    $71,588,003



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                              $     -         $12,000,000
  Due to Majority Shareholder                 16,329,435          -
  Accounts payable and accrued expenses       37,271,286      10,997,312
  Current portion of long-term debt              445,000         445,000

  Total Current Liabilities                   37,716,286      23,442,312

  Long term debt, less current portion         2,361,415       9,361,415
  Other liabilities                            2,728,167       2,800,628
  Shareholder's equity                        37,698,620      35,983,648

                                             $80,504,488     $71,588,000


                        See notes to financial statements.

                                      -2-


                    NCC INDUSTRIES, INC. AND SUBSIDIARY
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (UNAUDITED)

                                         Three Months Ended                   Six Months Ended
                                        July 1,           July 2,             July 1,         July 2,
                                         1995              1994                1995             1994

STATEMENTS OF INCOME
Net Sales                              $34,085,221         $37,767,068     $61,870,819         $61,633,164

Cost and expenses
  Cost of sales, shipping, selling,
  general and administrative expenses   32,116,222           33,857,991     58,654,359          56,583,634
  Interest expense                         469,167              497,198        853,306             931,904
                                        32,585,389           34,355,189     59,507,665           57,515,538


Income before taxes                      1,499,832            3,411,879      2,363,154           4,117,626

Income taxes
  Current                                  536,130              877,324        873,242             910,705
  Deferred                              (  106,731)              25,840       (225,060)           85,521

Net Income                              $1,070,433           $2,508,715     $1,714,972          $ 3,121,400

Income per common share                    $.24                 $.57            $.39                 $.71

Weighted average shares used in
 computing per share amounts             4,375,492            4,375,516      4,375,492        4,375,634




                                                  -3-

                                                                                               <c
                                            Six Months Ended                   Six Months Ended
                                         July 1,          July 2,          July 1,             July 2,
                                          1995             1994                1995           1994

STATEMENTS OF RETAINED EARNINGS

Retained earnings, beginning            $29,366,463         $23,502,847     $28,721,924         $22,890,162

Net income                                1,070,433           2,508,715       1,714,972           3,121,400

Retained earnings, ending               $30,436,896         $26,011,562     $30,436,896         $26,011,562



                              See notes to financial statements.
                                        -4-



                              NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                            Six Months Ended
                                                               July 1,        July 2,
                                                                1995           1994

Cash flows from operating activities

     Net income                                                  $1,714,972    $ 3,121,400

     Adjustments to reconcile net income to net cash
     used in operating activities
      Depreciation                                                   735,648       710,906
      Amortization                                                    10,187        11,804
      Provision for losses on accounts receivable                     54,000        67,500
      Loss from retirement of equipment                               11,848         2,523
      Transactions with Majority Shareholer                         1,445,812

    Net change in operating assets and liabilities
      Increase in accounts receivables                            ( 1,858,170) ( 5,095,453)
      (Increase) decrease in inventory                            ( 7,684,550)   4,060,516
      Increase in accounts
        payable and accrued expenses                                9,944,539       77,148
      (Increase) decrease in other assets                             162,907  (    50,632)
      Increase (decrease)in other liabilities                      (   72,461)     121,812
      Increase in other current assets                             (  691,774) (   117,022)

   Net cash provided by (used in) operating activities              3,772,958    2,910,502

Cash flows from investing activities

     Purchase of plant & equipment                                  (219,233)  (   434,794)
     Decrease in investments                                             -     ( 2,048,064)
     Net cash used in investing activities                          (219,233)  ( 2,482,858)

                                            See notes to financial statements.
                                                          -5-

                                   NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (UNAUDITED)

                                                        Six Months Ended     Six Months Ended
                                                            July 1,              July 2,
                                                              1995                 1994
     Cash flows from financing activities
     Net (repayments) under notes payable,
      and bank                                                     -       (294,841)
     Treasury stock purchases                                      -            (  3,100)
     Repayment of Majority Shareholder advances              ( 4,116,377)             -
     Net cash provided by financing activities               ( 4,116,377)       (  297,941)

     Net increase (decrease) in cash                         (   562,652)        129,703

     Cash, beginning of year                                $  1,034,820         442,085

     Cash, end of quarter                                   $    472,168        $  571,788

     Supplemental disclosure of cash flow information,
     (See note 4 of Notes to Financial Statements)
     Cash paid during the six months for interest           $    445,561        $  919,007

     Cash paid during the six months for income taxes       $     68,629        $  271,737


                                             See notes to financial statements.


                                                          -6-



                    NCC INDUSTRIES, INC. AND SUBSIDIARY

                       NOTES TO FINANCIAL STATEMENTS



     1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information
and with the   instructions to Form 10-Q and Rule 10-01 of
Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments)considered necessary for a fair presentation have been included. Operating results for the six month period ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.
The balance sheet at December 31, 1994 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     2. Inventory:

        a) Inventories at July 1, 1995 are stated at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

        b)  Inventories consist of:

                                    July 1,            December 31,
                                     1995                 1994
                                   (unaudited)

          Raw Materials            $  7,346,498        $7,287,229
          Work in process            12,355,648         9,639,312
          Finished goods             27,087,058        22,178,113
          Total                    $ 46,789,204       $39,104,654

     3. Net income per share:

       Per share amounts are based on the weighted average number of shares outstanding during the period.

     4. Registrant's majority shareholder remitted to Registrant's banks $22,000,000 plus interest on April 26, 1995 and recorded a receivable from Registrant for this amount. Registrant recorded this transaction as a non-cash reduction of Notes Payable-Banks (long and short term). During the period, the advances were reduced by payments and other non-cash transactions, principly relating to sales to the Registrant's majority shareholder.




                                   -7-
ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

     Net sales for the second quarter of 1995 were 9.8% lower than the second quarter of 1994 due to reduced shipments of unbranded styles, some of which have been discontinued, partially offset by increased shipments of branded products. Net sales for the first six months of 1995 were generally consistent with the net sales for the first six months of 1994. Net income for the second quarter of 1995 was 57.3% less than net income for the second quarter of 1994 due to reduced shipments, higher expenses and reduced margins. Net income for the first six months of 1995 was 45% less than net income for the first six months of 1994. Because of the sales mixture achieved, average revenue per unit sold decreased 3.5% in the second quarter of 1995 as compared to the second quarter of 1994.
Unit volume decreased by 6.8% in the second quarter of 1995 as compared to the second quarter of 1994.

     Cost of sales as a percentage of sales increased in the second quarter and the first six months of 1995 as compared to the second quarter and the first six months of 1994 because of increased labor and material costs. Shipping costs were higher as a percentage of sales in the second quarter and the first six months of 1995 as compared to the second quarter and first six months of 1994. Selling, advertising, and general and administative expenses were consistent as a percentage of sales in th esecond quarter and first six months of 1995 as compared to the second quarter and first six months of 1994. Interest expense was consistent during the second quarter and first six months of 1995 as compared to the second quarter and first six months of 1994 due to lower average borrowings offset by higher interest rates.

     As a result of the aforementioned items, net income decreased 57.3% in the second quarter of 1995, and 45.1% for the first six months of 1995 as compared to the second quarter and first six months of 1994.

Financial Condition

     Net cash flows provided by operating activities increased during the first six months of 1995 as compared to the first six months of 1994, primarily due to increased vendor support offset primarily by increases in inventory. Inventories at July 1, 1995 were approximately $7,685,000 higher than at December 31, 1994 due in part to lower than anticipated shipments in the second quarter of 1995.

     Net cash flows from operating activites during the first six months of 1995 were used primarily to repay majority shareholder advances. In order to finance its capital and other corporate expenditures, Registrant expects to continue to use cash for operations and amounts available to Registrant under the revolving credit facility described hereafter.

     Registrant is a party to a $120,000,000 revolving credit facility and term loans of $80,000,000 along with Registrant's majority shareholder and its subsidiaries. At July 1, 1995, $18,000,000 of the aforementioned facility was available to Registrant and Registrant's majority shareholder and its subsidiaries. Registrant's management believe that Registrant's source of funds are sufficient for its foreseeable needs.


                           NCC INDUSTRIES, INC.











                          PART II - OTHER INFORMATION











                            (No applicable items)








                                EXHIBIT INDEX


       Title of Document                                Page

   Financial Data Schedule                           15










Item 6.  Exhibits and Reports on Form 8-K


         Exhibit No.                      Description
(a)
            27                     Financial Data Schedule





(b)   Reports on Form 8-K

No Reports on Form 8-K have been filed during the quarter ended July 1, 1995.









                              SIGNATURES


   Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NCC INDUSTRIES, INC.









    Date ________________           By:_/S/Peter Muehlbauer
                                    Peter Muehlbauer
                                    Vice President, Finance



    Date ________________           By:_/S/ Ira Glazer
                                    Ira Glazer
                                    President
























                                   -11-

[ARTICLE]        5

[PERIOD-TYPE]                 6-MOS
[FISCAL-YEAR-END]                               DEC-31-1995
[PERIOD-END]                                    JUL-01-1995
[CASH]                                              472,168
[SECURITIES]                                              0
[RECEIVABLES]                                    18,252,878
[ALLOWANCES]                                              0
[INVENTORY]                                      46,789,204
[CURRENT-ASSETS]                                  2,694,691
[PP&E]                                           10,658,051
[DEPRECIATION]                                            0
[TOTAL-ASSETS]                                   80,504,488
[CURRENT-LIABILITIES]                            37,716,286
[BONDS]                                                   0
[COMMON]                                          4,866,841
[PREFERRED-MANDATORY]                                     0
[PREFERRED]                                               0
[OTHER-SE]                                       32,831,779
[TOTAL-LIABILITY-AND-EQUITY]                     80,504,488
[SALES]                                          61,870,819
[TOTAL-REVENUES]                                 61,870,819
[CGS]                                            58,654,359
[TOTAL-COSTS]                                    58,654,359
[OTHER-EXPENSES]                                          0
[LOSS-PROVISION]                                          0
[INTEREST-EXPENSE]                                  853,306
[INCOME-PRETAX]                                   2,363,154
[INCOME-TAX]                                        648,182
[INCOME-CONTINUING]                               1,714,972
[DISCONTINUED]                                            0
[EXTRAORDINARY]                                           0
[CHANGES]                                                 0
[NET-INCOME]                                      1,714,972
[EPS-PRIMARY]                                           .39
[EPS-DILUTED]                                           .39