Form 10-Q/A
period 1995-06-30
NCC INDUSTRIES INC
filed 1995-09-29
CIK 70855

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



                              See notes to financial statements.
                                        -4-



                              NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                            Six Months Ended
                                                               July 1,        July 2,
                                                                1995           1994

Cash flows from operating activities

     Net income                                                  $1,714,972    $ 3,121,400

     Adjustments to reconcile net income to net cash
     used in operating activities
      Depreciation                                                   735,648       710,906
      Amortization                                                    10,187        11,804
      Provision for losses on accounts receivable                     54,000        67,500
      Loss from retirement of equipment                               11,848         2,523

     Net change in operating assets and liabilities
      Increase in accounts receivables                            ( 1,858,170) ( 5,095,453)
      Increase due Majority Shareholder                            16,329,435
      (Increase) decrease in inventory                            ( 7,684,550)   4,060,516
      Increase in accounts
      payable and accrued expenses                                  9,944,539       77,148
      (Increase) decrease in other assets                             162,907  (    50,632)
      Increase (decrease)in other liabilities                      (   72,461)     121,812
      Increase in other current assets                             (  691,774) (   117,022)

   Net cash provided by operating activities                       18,656,581  2,910,502

Cash flows from investing activities

     Purchase of plant & equipment                                  (219,229)  (   434,794)
     Decrease in investments                                             -     ( 2,048,064)
     Net cash used in investing activities                          (219,229)  ( 2,482,858)

                                            See notes to financial statements.
                                                          -5-

                                   NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (UNAUDITED)

                                                        Six Months Ended     Six Months Ended
                                                            July 1,              July 2,
                                                              1995                 1994
     Cash flows from financing activities
     Long term debt repayments                              $( 7,000,000)       $    -
     Net borrowings (repayments) under notes payable,
      and bank                                               (12,000,000)       (294,841)
     Treasury stock purchases                                      -            (  3,100)

     Net cash provided by financing activities               (19,000,000)       (  297,941)

     Net increase (decrease) in cash                         (   562,652)        129,703

     Cash, beginning of year                                $  1,034,820         442,085

     Cash, end of quarter                                   $    472,168        $  571,788

     Supplemental disclosure of cash flow
     information

     Cash paid during the six months for interest           $    445,561        $  919,007

     Cash paid during the six months for income taxes       $     68,629        $  271,737


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

        b)  Inventories consist of:

                                    July 1,              July 2,
                                     1995                 1994
                                    (unaudited

          Raw Materials            $  7,346,498        $7,687,878
          Work in process            12,355,648         9,475,085
          Finished goods             27,087,058        26,892,904
          Total                    $ 46,789,204       $44,055,867

     3. Net income per share:

       Per share amounts are based on the weighted average number of shares outstanding during the period.






                                   -7-
ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

     Net sales for the second quarter of 1995 were 9.8% lower than the second quarter of 1994 due to reduced shipments of unbranded styles, some of which have been discontinued partially offset by increased shipments of branded products. Net sales for the first six months of 1995 were generally consistent with the net sales for the first six months of 1994. Net income for the second quarter of 1995 was 57.3% less than net income for the second quarter of 1994 due to reduced shipments, higher expenses and reduced margins. Net income for the first six months of 1995 was 45% less than net income for the first six months of 1994. Because of the sales mixture achieved, average revenue per unit sold decreased 3.5% in the second quarter of 1995 as compared to the second quarter of 1994.
Unit volume decreased by 6.8% in the second quarter of 1995 as compared to the second quarter of 1994.

     Cost of sales as a percentage of sales increased in the second quarter and the first six months of 1995 as compared to the second quarter and the first six months of 1994 because of increased labor and material costs. Shipping costs are higher as a percentage of sales in the second quarter and the first six months of 1995 as compared to the second quarter and first six months of 1994. Selling, advertising, and general and administative expenses were consistent as a percentage of sales in th esecond quarter and first six months of 1995 as compared to the second quarter and first six months of 1994. Interest expense was consistent during the second quarter and first six months of 1995 as compared to the second quarter and first six months of 1994 due to lower average borrowings offset by higher interest rates.

     As a result of the aforementioned items, net income decreased 57.3% in the second quarter of 1995, and 45.1% for the first six months of 1995 as compared to the second quarter and first six months of 1994.

Financial Condition

     Net cash flows provided by operating activities increased during the first six months of 1995 as compared to the first six months of 1994, primarily due to the repayment of bank loans by Registrant's majority shareholder. Inventories at July 1, 1995 was approximately $7,685,000 higher than at December 31, 1994 due to lower than anticipated shipments in the second quarter of 1995.

     Net cash flows from operating activites during the first six months of 1995 were used primarily to repay short and long term debt. In order to finance its capital and other corporate expenditures. Registrant expects to continue to use cash for operations. Registrant had borrowed approximately $16,330,000 from its majority shareholder at July 1, 1995.



                              -8-


                           NCC INDUSTRIES, INC.











                          PART II - OTHER INFORMATION











                            (No applicable items)

















                     INDEX

ITEM                 DESCRIPTION                 PAGE

27                   FINANCIAL DATA SCHEDULE     12









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