Form 10-Q
period 1995-09-30
NCC INDUSTRIES INC
filed 1995-11-14
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C.  20549


(MARK ONE)                    FORM 10-Q

    X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended September 30, 1995


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

                    Yes    X            No
     At September 30, 1995, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.









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

SIGNATURES




                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  NCC INDUSTRIES, INC. AND SUBSIDIARY
                           BALANCE SHEETS
                            (UNAUDITED)


                                        September 30,  December 31,
                                           1995                1994
ASSETS

Current assets
  Cash and cash equivalents                  $ 3,113,013         $1,034,820
  Accounts receivable, net                    16,072,800         16,448,704
  Inventories (Note 2)                        48,661,684         39,104,654
  Other current assets                         2,438,408          2,002,917

  Total Current Assets                        70,285,905         58,591,095

 Property, plant and equipment at cost, net   10,524,060         11,186,318
  Bond issuance cost                              63,430             78,578
  Other assets                                 1,437,299          1,732,012

                                             $82,310,694        $71,588,003



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                              $     -             $12,000,000
  Due to Majority Shareholder                 16,202,835             -
  Accounts payable and accrued expenses       21,610,943          10,997,312
  Current portion of long-term debt              445,000             445,000

  Total Current Liabilities                   38,258,778          23,442,312

  Long term debt, less current portion         1,916,415           9,361,415
  Other liabilities                            2,749,377           2,800,628
  Shareholder's equity                        39,386,124          35,983,648

                                             $82,310,694         $71,588,003


                      See notes to financial statements.

                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                       Three Months Ended                   Nine Months Ended
                                    September 30, October 1,          September 30,      October 1,
                                     1995           1994                1995               1994

STATEMENTS OF INCOME
Net Sales                             $30,671,583         $32,895,829     $92,542,402         $94,528,993

Cost and expenses
  Cost of sales, shipping, selling,
  general and administrative expenses   28,424,587           29,752,270    87,078,946           86,335,904
  Interest expense                         552,121             400,576      1,405,4271,332,480
                                        28,976,708           30,152,846    88,484,373           87,668,384


Income before taxes                      1,694,875            2,742,983     4,058,029        6,860,609

Income taxes
  Current                                  124,575              853,580       997,817          1,764,285
  Deferred                              (  117,204)             168,842    (  342,264)          254,363

Net Income                              $1,687,504           $1,720,561     $3,402,476          $ 4,841,961

Income per common share                    $.39             $.39                $.78              $1.11

Weighted average shares used in
 computing per share amounts             4,375,492           4,375,492       4,375,492        4,375,587



                                        Three Months Ended                 Nine Months Ended
                                     September 30,      October 1,  September 30,       October 1,
                                      1995           1994                1995            1994

STATEMENTS OF RETAINED EARNINGS

Retained earnings, beginning            $30,436,896         $26,011,562      $28,721,924         $22,890,162

Net income                                1,687,504           1,720,561       3,402,476        4,841,961

Retained earnings, ending               $32,124,400         $27,732,123      $32,124,400         $27,732,123

                              See notes to financial statements.
                                        -5-
                              NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                        Nine months Ended
                                                                 September 30,       October 1,
                                                                     1995               1994

Cash flows from operating activities

     Net income                                                       $3,402,476       $ 4,841,961

     Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation                                                     1,138,783           1,086,753
      Amortization                                                        15,148          17,572
      Provision for losses on accounts receivable                         81,000             101,250
      Loss from retirement of equipment                                   17,449              23,493
       Transactions with Majority Shareholder                              2,113,214           -
     Net change in operating assets and liabilities
      (Increase) decrease in accounts receivables                            294,904        ( 5,261,545)
      (Increase) decrease in inventory                                 (         9,557,030)            7,148,642
      Increase in accounts
      payable and accrued expenses                                        10,613,631            1,955,191
      (Increase) decrease in other assets                                    294,713        (    12,690)
      Increase (decrease)in other liabilities                          (        51,251)            138,034
      (Increase) decrease in other current assets                      (      435,491)           256,410

   Net cash provided by operating activities                           7,927,546           10,295,071

Cash flows from investing activities

     Purchase of plant & equipment                                    (  493,974)       (   693,271)
     Decrease in investments                                               -           (    26,064)
     Net cash used in investing activities                            (  493,974)       (   719,335)

                                            See notes to financial statements.
                                                         -6-

                                   NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (UNAUDITED)

                                                        Nine months Ended  Nine months Ended
                                                          September 30,       October 1,
                                                              1995              1994
Cash flows from financing activities
     Long term debt repayments                                 (   445,000)      (  445,000)
     Net repayments under notes payable,
      and bank overdrafts                                         -             (7,848,630)
     Treasury stock purchases                                     -              (3,100)
     Repayment of Majority Shareholder advances                ( 4,910,379)           -

     Net cash used in financing activities                     ( 5,355,379)      (8,296,730)

     Net increase in cash                                        2,078,193       1,279,006

     Cash, beginning of year                                  $  1,034,820          442,085

     Cash, end of quarter                                     $  3,113,013         $1,721,091

Supplemental disclosure of cash flow information


     Cash paid during the nine months for interest             $    766,333     $1,414,623

     Cash paid during the nine months for income taxes        $    169,445      $1,189,035


                                             See notes to financial statements.


                                                          -7-
                    NCC INDUSTRIES, INC. AND SUBSIDIARY

                       NOTES TO FINANCIAL STATEMENTS


     1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information
and with the   instructions to Form 10-Q and Rule 10-01 of
Regulation S-X of the    Securities and Exchange Commission.
Accordingly, they do not include   all of the information and
footnotes required by generally accepted     accounting
principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have
been      included. Operating results for the nine month period
ended September     30, 1995 are not necessarily indicative of
the results that may be  expected for the year ending December
31, 1995.  The balance sheet at    December 31, 1994 has been
derived from the audited balance sheet at    that date. For
further information, refer to the consolidated financial
statements     and footnotes thereto included in the Company's
Annual    Report on Form 10-K for the year ended December 31,
1994.

     2. Inventory:

        a) Inventories at September 30, 1995 are stated at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

        b)  Inventories consist of:

                                   September 30,       December 31,
                                     1995                 1994
                                    (unaudited)

          Raw Materials            $  7,524,616        $7,744,328
          Work in process            10,679,278         9,091,219
          Finished goods             30,457,790        24,132,194
          Total                    $ 48,661,684       $40,967,741

     3. Net income per share:

        Per share amounts are based on the weighted average number of shares outstanding during the period.

     4.Related party transactions:

       Registrant's majority shareholder remitted to
       Registrant's banks
       $22,000,000 plus interest on April 26, 1995 in satisfaction of certain outstanding indebtedness of Registrant and Registrant recorded a current liability to Registrant's majority shareholder for this amount. Registrant recorded this transaction as a non-cash reduction of Notes Payable-Banks (long and short term). During the period, the liability to Registrant's majority shareholder was reduced by cash payments and other non-cash transactions, principally relating to sales to the Registrant's majority shareholder.

                              -8-
ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

     Net sales for the third quarter of 1995 were 6.8% lower than the third quarter of 1994 due to reduced demand for Registrant's unbranded styles, some of which have been discontinued. Net sales for the first nine months of 1995 were 2.1% lower than the first nine months of 1994 due to reduced shipments of unbranded styles.

     Unit volume decreased by 3.6% in the third quarter of 1995 as compared to the third quarter of 1994. Unit volume was generally consistent for the first nine months of 1995 as compared to the first nine months of 1994.

     Cost of sales as a percentage of sales increased in the third quarter and the first nine months of 1995 as compared to the third quarter and first nine months of 1994, because of increased production costs. Shipping, selling, advertising, general and administrative costs were consistent as a percentage of sales in the third quarter and the first nine months of 1995 as compared to the third quarter and the first nine months of 1994.

     As a result of additional profits generated by the operations of Registrant's subsidiary, Registrant's tax liability dropped in the third quarter of 1995 by approximately $526,000 ($.12 per share). Registrant anticipates that its effective tax rate for 1995 will be approximately 25% as compared to 37% for 1994.

     As a result of the aforementioned items, net income for the third quarter of 1995 decreased slightly from the third quarter of 1994, and is approximately 30% lower for the first nine months of 1995 as compared to the first nine months of 1994.

Financial Condition

     Net cash flows provided by operating activities decreased by approximately $2,368,000 during the first nine months of 1995 as compared with the first nine months of 1994, primarily due to reduced net income and increased inventory partially offset by increases in accounts payable and accrued expenses as a result of continued vendor support and increases in transactions with majority shareholder. Inventories at September 30, 1995 were approximately $9,557,000 higher than at December 31, 1994 due in part to lower than anticipated shipments in the second and third quarter of 1995.

     Net cash flows from operating activities during the first nine months of 1995 were primarily used to repay majority shareholder working capital advances.





                              -9-


     Registrant is a party to a $120,000,000 revolving credit facility along with Registrant's majority shareholders and its subsidiaries. At September 30, 1995, approximately $19,000,000 of the aforementioned facility was available to Registrant and Registrant's majority shareholder and its subsidiaries. The availability of such sources of funds is conditioned upon the Registrant's business and the business of its majority shareholder achieving certain financial results. There can be no assurance, however, that such financial results will be achieved. In order to finance its capital and other corporate expenditures, Registrant expects to continue to use cash from operations and amounts available to Registrant under the revolving credit facility described above. Registrant's management believes that Registrant's sources of funds are sufficient for its foreseeable needs.

                 Part II - Other Information




Item 6.  Exhibits and Reports on Form 8-K



     Exhibits No.             Description

(a)       10                  Employment Agreement dated April 26, 1995
                              between Maidenform, Inc. and
                              Frank Magrone

          27                  Financial Data Schedule


(b)  Reports on Form 8-K

A Report on Form 8-K was filed on September 25, 1995.






                        EXHIBIT INDEX


     Title of Document                                  Page




Employment Agreement dated April 26, 1995
between Maidenform, Inc. and Frank Magrone               14



Financial Data Schedule                                  26


                          SIGNATURES


   Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NCC INDUSTRIES, INC.




    Date   11-14-95                By:   /s/ Peter Muehlbauer
                                    Peter Muehlbauer
                                    Vice President, Finance



    Date   11-14-95                By:  /s/ Ira Glazer
                                    Ira Glazer
                                    Executive Vice President -
                                    Chief Operating Officer



                      EMPLOYMENT AGREEMENT


     AGREEMENT, dated April 26, 1995, by and between MAIDENFORM, INC., a New York corporation having its principal offices at 90 Park
Avenue, New York, New York
10016 ("Maidenform") and FRANK MAGRONE, residing in
Cortland, New York, (the
"Employee").

                      W I T N E S S E T H :

     WHEREAS, Employee has been employed as the chief executive officer of NCC
Industries, Inc. ("NCC") and certain of its subsidiaries;

     WHEREAS, concurrent with the execution of this Agreement, Maidenform, together with its parent Maidenform Worldwide, Inc. ("Worldwide") has acquired approximately
92.4% of the issued and outstanding stock of NCC;

     WHEREAS, Maidenform desires to continue the services of the Employee in a senior executive capacity with Maidenform on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, it is agreed as follows:

     1. Employment and Term. (a) Maidenform hereby employs the Employee, and the Employee hereby agrees to serve, as the Executive Vice-President - NCC/Lilyette. In addition, the Employee shall serve as one of the executive vice-presidents of Worldwide and a director and/or officer of one or more of the other Affiliated Companies (as hereinafter defined), if so elected, without any additional salary or other compensation. The Employee shall perform such duties to the best of his ability and in a diligent and proper manner. The term "Affiliated Companies" shall mean all companies that are directly or indirectly
Controlled by Worldwide. "Control" and "Controlled" shall mean ownership of such number of shares of the outstanding stock of the corporation involved as shall entitle the owner(s) to cast 51% or more of the total number of votes which may be cast by owners of all of the shares of outstanding stock of such corporation of all classes entitled to vote.

               (b)  The term of the Employee's employment
hereunder shall commence
on the date hereof and shall, unless sooner terminated as hereinafter provided, end on
April 25, 1998, provided that so long as the Employee has not received notice from
Maidenform that he is in material default hereunder, the Employee shall have the right, upon written notice to Maidenform given at least six months prior to the expiration of the initial term, to extend such term for a period of one year upon the terms and conditions hereof, and provided further that so long as the Employee has not received notice from Maidenform that he is in material default hereunder, the Employee shall have the right, upon written notice to Maidenform given within six months prior to the expiration of such one year extension, to extend the term for an additional year upon the terms and conditions hereof
(such initial term, together with any extended term, being hereinafter referred to as the
"Term"), provided that the failure of Maidenform to have given any notice of material default to the Employee prior to any election by the Employee to extend the Term pursuant to this paragraph 1(b) shall in no way limit the right of Maidenform to terminate this Agreement pursuant to paragraph 8(a).

     2. Duties. (a) Subject to the ultimate control and responsibility of the Board of
Directors of Maidenform, any committees thereof and of the chief executive officer of
Maidenform, the Employee shall have such powers and duties with respect to the operations of NCC and if NCC is merged into Maidenform or an Affiliated Company, the division or subsidiary resulting therefrom as generally pertain to executive vice presidents of
Maidenform or its Affiliated Companies who have primary day-to-day responsibility for operation of a division. In addition, the Employee shall have such other specific responsibilities or duties as are consistent with the Employee's position, as may be assigned to him from time to time by the Board of Directors, any committee thereof or the chief executive officer of Maidenform.

          (b) During the Term, the Employee shall devote substantially all of his business time and attention to his obligations hereunder, subject to vacations with pay aggregating five weeks per calendar year and normal holidays. Unused vacation days shall not be carried forward to another year without the prior consent of the Board of Directors or chief executive officer of Maidenform. The Employee shall be free to engage in other activities which do not interfere and are not in conflict with his duties and responsibilities hereunder and/or the business of any Affiliated Company.

     3. Base Salary. During the Term, Maidenform shall cause the Employee to receive a total base salary (the "Base Salary") at the rate of three hundred ninety thousand
($390,000) dollars per calendar year, payable in accordance with present payroll practices;
with an annual increase, commencing on the first Monday of each calendar year during the
Term, of five (5%) percent of his prior year's Base Salary
(which increased amount shall then
be the Employee's Base Salary). It is understood that nothing herein contained shall prevent the Board of Directors of Maidenform, in its sole and absolute discretion, from, at any time, increasing the compensation herein provided to be paid to the Employee, either permanently or for a limited period, or from providing additional compensation to the Employee based upon the earnings or business of Maidenform, in the event the Board of Directors in its sole discretion, evidenced by a resolution duly adopted by said
Board, shall deem it advisable
to do so in order to recognize and fairly compensate the Employee for the value of his services to Maidenform and its Affiliated Companies;
provided that this paragraph 3 shall
not in any manner obligate the Board of Directors to make any such increase or provide any such additional compensation or benefits.

     4. Bonus. The Employee shall be entitled to participate to the same extent as other executive vice-presidents of Maidenform in such bonus plans as shall be developed by Maidenform for the benefit of executive vice-presidents of Maidenform.

     5. Automobile. Maidenform agrees to make or cause an Affiliated Company to continue to make monthly lease payments with respect to the 1995 Mercedes Benz S500 automobile, vehicle identification number WDBGA51E8SA212210 (the "Automobile") presently leased by NCC for the Employee's personal use. Maidenform agrees that upon the expiration of the present lease for the Automobile, it will
(i) exercise the purchase option
contained in such lease in the manner and within the time specified therein, (ii) purchase the Automobile, and (iii) upon consummation of such purchase, transfer to the Employee good title to the Automobile as a bonus and, except as hereinafter provided, without cost to the Employee. Such bonus shall be in addition to, and not in lieu of, any other bonus to which the Employee may become entitled. The Employee shall be responsible for any transfer costs in connection with such transfer and for any federal, state or local taxes of any kind or nature whatsoever, including income taxes, in connection with such transfer.

     6. Working Facilities; Expenses. (a) Maidenform shall furnish or cause to be furnished to the Employee suitable offices in New York, New
York and so long as
Maidenform or NCC maintains an office there, in Cortland, New York; and such other facilities and services as are suitable to his position and are adequate for the performance of his duties hereunder. Maidenform agrees promptly to reimburse the Employee, or cause the Employee to be reimbursed, for all reasonable expenses paid or incurred by the
Employee in connection with the performance of his duties hereunder upon presentation of expense reports and receipts as are generally required from other senior executive officers of Maidenform.

          (b) Maidenform agrees that during the Term the Employee shall be entitled to continue to use the co-op apartment owned by NCC at 211 East 53rd Street, New York,
New York (the "Apartment") when he is in New York City. The Employee understands and agrees that the Apartment may also be used by other employees or guests of Maidenform or its Affiliated Companies, provided that in the event of a conflict between any planned use by another employee or guest, the Employee shall have the first right to use the Apartment.
The Employee agrees to cooperate with Maidenform with regard to the use of the Apartment and to reasonably accommodate any conflicting need for use of the Apartment which
Maidenform may have. It is agreed that the Employee shall be responsible for scheduling the use of the Apartment. In the event Maidenform desires to use the Apartment for another employee or a guest, it will notify the Employee and arrange for scheduling with the
Employee.

     7. Additional Benefits. (a) The Employee shall be entitled to participate on the same basis as all other senior executive officers of Maidenform in all employee benefits generally available to such officers, including without limitation, all group life, long-term disability and medical benefit, any pension plan (whether defined benefit, defined contribution or 401(k)) and other programs generally available to senior executive officers of Maidenform; it is specifically understood that, except as to benefits which accrued prior to the date hereof, the Employee will not participate in benefits payable to NCC employees which are not payable to Maidenform employees. The Employee shall also be entitled to accrue benefits under the non-qualified Executive Pension Plan for Certain Designated
Employees of Maidenform, Inc. (the "Executive Plan") as amended to provide that the
Employee shall accrue an annual benefit payable for the Employee's life, commencing at age sixty-five (65) equal to one (1%) percent of his "Final Average Compensation" (as hereinafter defined) for each year (and a prorated portion thereof for each partial year) the Employee is employed by Maidenform, commencing with the date of this Agreement. For purposes of the computation pursuant to this paragraph, compensation shall include Base Salary and bonus. Notwithstanding the five years of service requirement for vesting under the
Executive Plan, the Employee shall be deemed vested with respect to all accrued benefits thereunder. The monthly benefit under the Executive Plan payable to the Employee shall be reduced by (i) the actuarial equivalent of any pension benefit (excluding any amount (x) attributable to contributions by the Employee, (y) attributable to NCC contributions for the period prior to the date hereof, and (z) interest accruing prior to or after the date hereof on any amounts included in clauses (x) or (y) hereof) received under any other pension plans of NCC which accrues after the date of this Agreement and
(ii) any benefit (excluding any
amount attributable to contributions by the Employee) under any qualified plan of
Maidenform. The Employee acknowledges that the Executive Plan is non-qualified and is an unfunded plan and that the benefits thereunder will be paid out of the general assets of Maidenform. In accordance with the Executive Plan, the Employee will be permitted to commence to receive benefits prior to his attainment of age sixty-five, if he retires, at an amount which is reduced to an actuarial equivalent annual benefit for the Employee's life.
Such Executive Plan permits the election of a joint and survivor one hundred percent annuity which will result in a further reduction to provide for an actuarial equivalent amount to be paid for the lives of the Employee and his spouse.
For purposes hereof, "Final
Average Compensation" shall mean the annual average of the highest sixty (60) months of compensation in the last one hundred and twenty (120) months of employment or, if less than sixty (60) months, the annual average for the period of employment.

          (b) The parties recognize that prior to the date hereof NCC has reimbursed the Employee for life insurance premiums of approximately $42,000 per year payable by an insurance trust created by the Employee with respect to a $1,000,000 life insurance policy
(the "Policy") on the life of the Employee. Said reimbursement was taken into account in fixing the Employee's Base Salary hereunder. In the event this Agreement is terminated for any reason (other than pursuant to paragraph 8(a)(i), (iii) or (iv)) prior to December 31, 1999,
Maidenform agrees to pay to the Employee, in each calendar year through the 1999 calendar year, at least ten (10) days prior to the due date of any premium on the Policy, the sum of $42,000 less in the calendar year of termination the product of (i) the number of months, if any, during such calendar year preceding the due date for which the Employee received a payment with respect to his Base Salary, and (ii) $3,500). The Employee represents that premiums are payable annually on September 1st of each year.

          (c) Without limiting any other perquisites, the Employee is entitled to the use of an automobile leased by Maidenform (and payment or reimbursement of maintenance expenses), to the extent and on the same terms as Maidenform makes leased automobiles available to senior executives (vice-presidents and above) of Maidenform generally.

     8. Termination of Employment. Notwithstanding any other provision of this
Agreement, the Employee's employment under this Agreement may be terminated prior to the expiration of the Term only as follows:

          (a) at the option of Maidenform, only in the event of:

               (i)  the death of the Employee;

               (ii) the Employee's permanent disability, which shall mean the
               Employee's inability for a period of one hundred and eighty (180) consecutive days, or for a total of two hundred and seventy (270) days in any consecutive five hundred and forty
               (540) day period, because
               of a physical or mental condition
              substantially to render the services
               required hereunder;

               (iii)the commission by the Employee of a
             felony or an act of
               dishonesty or willful malfeasance in the
            course of his employment by
               Maidenform or any Affiliated Company; or

               (iv) the Employee's material breach of the terms of this Agreement, which breach continues uncured for a period of thirty (30) days after written notice from Maidenform to the
Employee.

          (b)  at the option of the Employee, only:

               (i)  in the event of any attempt by
Maidenform to terminate the
               Employee's employment for any reason not expressly set forth in paragraph 8(a);

               (ii) for "Good Reason" upon not less than thirty (30) days written notice from the Employee to Maidenform or such shorter notice as is reasonable under the circumstances. For purposes hereof, Good
               Reason shall mean the occurrence of a
material adverse change,
               beyond the Employee's control, in his
personal life (such as, but not
               limited to, the serious illness of the
Employee or a member of his
               immediate family) as a result of which the Employee no longer desires to work and desires to terminate this
Agreement with no contemplation
               of working for any other party or becoming engaged in any activity which would violate the provisions of
paragraph 11 hereof;

               (iii)for "Constructive Termination". For purposes hereof,
               Constructive Termination shall mean (x) the Assignment to the
               Employee of any duties inconsistent in any material respect with the
               Employee's positions (including status,
offices, titles and reporting
               requirements), authority, duties or
responsibilities as contemplated by
               paragraph 2 of this Agreement or (y) any other action by Maidenform which results in a material diminishment in the Employee's duties or responsibilities, other than action or
inaction which is remedied by
               Maidenform prior to the date of termination specified in a written notice from the Employee of termination of employment by the
               Employee for Constructive Termination given at least thirty (30) days prior to the proposed date of termination; or

               (iv) Maidenform's material breach of the terms of this Agreement, which breach continues uncured for a period of thirty (30) days after written notice from the Employee to
Maidenform.

          (c)  Upon the termination of the Employee's
employment for any reason,
the Employee or his legal representatives shall be entitled to receive promptly any Base
Salary and bonus accrued to the date of such termination.
If such termination is for any
reason other than pursuant to paragraphs 8(a) or 8(b)(ii), the payments pursuant to the preceding sentence shall be in addition to any other rights the Employee may have.

     9. Indemnification. Maidenform will indemnify the Employee to the fullest extent permitted by law and the existing certificate of incorporation and by-laws of Maidenform and its Affiliated Companies, and the Employee shall also be entitled to the full protection of any insurance policy which Maidenform or any other Affiliated Company may elect to maintain generally for the benefit of its directors and officers, against all costs, charges, and expenses whatsoever incurred or sustained by him or his legal representatives in connection with any action, suit, or proceeding to which he may be made a party by reason of his being or having been at any time a director or officer of Maidenform or any of its Affiliated
Companies or by reason of any action at any time taken by him in good faith on behalf of Maidenform or any of its Affiliated Companies.

     10. Stock Repurchase. The Employee and, by its execution of this Agreement,
Worldwide, agree that:

          (a) Upon (i) expiration of the Term; or (ii) termination of this Agreement by
Maidenform pursuant to paragraphs 8(a)(i) or (ii) for other reason other than pursuant to paragraphs 8(a)(iii) or (iv); or (iii) termination hereof by the Employee pursuant to paragraph
8(b) (each event described in clauses (i) through (iii) is hereinafter referred to as a "Purchase
Event"):

               (x)  if the Purchase Event shall occur xxxxx
          xx xxx  xxxx xxxxx xxx
          xxxx xxxx xx xxxxxxx xx xxx xxxxxxxxxxxxxx xxxxxxxxxx xxxxx xxx xxxx xxxxxx
          xx xxx xxxxx xxxxxxxxx xxx xxx xxxxxxxxxxxxx, Worldwide shall purchase and the Employee or his personal representative shall sell all of the shares of
          Class A Common Stock obtained by the Employee on the date hereof pursuant to the Stock Purchase Agreement dated the date hereof between Worldwide, the Employee and certain other stockholders of NCC (the "Acquisition Shares")
          at a price equal to the greater of the fair market value of such shares (as determined in paragraph 10(c) below) and xxxxxxxxxx, payable in cash on a date, specified by Worldwide, which shall be within sixty (60) days after the occurrence of any Purchase Event, unless any such purchase would (i) be prohibited by, or result in a default (after the giving of notice or the passage of time or otherwise) or a mandatory payment under any loan agreement
          ("Loan Agreement") to which Worldwide is a party or by which it is bound or (ii) would violate any applicable law (each such event being referred to herein as a "Blocking Event"), in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law (with the proportional number of shares sold and delivered to Worldwide upon such payment). The balance of the payment shall be made (and corresponding shares delivered) within five (5) business days after the cessation of any applicable Blocking Event. Notwithstanding anything contained in this paragraph 10(a), the Employee or his personal representative shall have the right to elect by written notice to Worldwide at least thirty (30) days prior to the expiration of the Term or within fifteen (15) days after the occurrence of any other Purchase Event to retain the Acquisition
Shares in which case
          Worldwide shall have no obligation to buy and the Employee shall have no obligation to sell hereunder; or

               (y) if the Purchase Event shall occur xxxxx xxx xxx xxxx, and if within eighteen (18) months after the occurrence of such Purchase Event, the
          Employee or his personal representative xxx xxxx xxx xx xxx xxxxxxxxxxx xxxxxx
          xx xxx xxxxxx xxxxxx (or for any reason consented to by Worldwide (which consent shall not be unreasonably withheld) has been unable to sell all of such shares) for less than xxxxxxxxxx, the Employee or his personal representative shall have the right, by written notice to Worldwide given not later than ten (10) days after the expiration of such eighteen (18) month period to require Worldwide to pay to the Employee the amount by which
          xxxxxxxxxx exceeds the amount realized by the Employee or his personal representative upon such sales and the Employee or his personal representative shall concurrently deliver to
Worldwide the unsold Acquisition
          Shares. The closing of such sale shall take place on a date specified by
          Worldwide, which shall be within sixty (60) days after the earlier to occur of
          (a) the sale of all of the Acquisition Shares and the delivery of evidence thereof by the Employee or his personal
representative to Worldwide, and (b)
          the expiration of such eighteen (18) month period, unless any such purchase would be prevented by a Blocking Event in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law (with the proportional number of shares sold and delivered to Worldwide upon such payment, to the extent that the payment includes a payment for shares which Worldwide is obligated to buy hereunder). The balance of the payment shall be made (and corresponding shares delivered) within five (5)
          business days after cessation of any applicable
Blocking Event.

          (b) Upon termination of this Agreement for any reason other than a Purchase
Event (such other reasons are each hereinafter referred to as an "Additional Purchase Event"):

               (x)  if the Additional Purchase Event shall
           occur xxxxx xx xxx xxx
          xxxx, xxx Employee or his personal representative shall have the right to elect, by written notice to Worldwide at least sixty (60) days prior to date on which this Agreement would have expired if such Additional Purchase Event had not occurred, to sell to Worldwide, and Worldwide shall be obligated to purchase, the Acquisition Shares at a price equal to xxxxxxxxxx, payable in cash on a date specified by Worldwide, which shall be within sixty (60) days following the date on which this Agreement would have expired if such
          Additional Purchase Event had not occurred, unless any such purchase would be prevented by a Blocking Event, in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law
          (with the proportional number of shares sold and delivered to Worldwide upon such payment). The balance of the payment shall be made (and corresponding shares delivered) within five (5) business days after the cessation of any applicable Blocking Event; or

               (y) if the Additional Purchase Event shall occur xxxxx xxx xxx xxxx, and if within eighteen (18) months after the occurrence of such Additional
          Purchase Event, the Employee or his personal representative xxx xxxx xxx xx xxx
          xxxxxxxxxxx xxxxxx xx xxx xxxxxx xxxxxx (or for any reason consented to by
          Worldwide (which consent shall not be unreasonably withheld) has been unable to sell all of the shares) for less than xxxxxxxxxx, the Employee or his personal representative shall have the right, by written notice to Worldwide within thirty (30) days after such eighteen (18) month period, to require
          Worldwide to pay to the Employee or his personal representative the amount by which xxxxxxxxxx exceeds the amount realized by the Employee or his personal representative upon such sales and the Employee or his personal representative shall concurrently deliver to
Worldwide the unsold Acquisition
          Shares. The closing of such sale shall take place on a date specified by
          Worldwide which shall be within the later to occur of sixty (60) days (i) after the delivery of such notice and (ii) following the date this Agreement would have expired if such event had not occurred, unless any such purchase would be prevented by a Blocking Event, in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law
          (with the proportional number of shares sold and delivered to Worldwide upon such payment, to the extent that the payment includes a payment for shares which Worldwide is obligated to buy hereunder). The balance of the payment shall be made (and corresponding shares delivered) within five (5)
          business days after cessation of any applicable
Blocking Event.

          (c) As used herein, "Fair Market Value" shall mean such amount as the
Employee and Worldwide may agree upon, or if the Employee and Worldwide shall be unable to agree, then the price that would be paid for Acquisition Shares in a sale by a willing seller under no compulsion to sell and a willing buyer under no compulsion to buy and shall be determined by an investment banking firm of nationally recognized standing mutually acceptable to and selected by the Employee and Worldwide within ten days after either shall give notice to the other of a request for the determination of such amount by an investment banking firm, provided however, if the Employee and Worldwide cannot agree upon a mutually acceptable investment banking firm within such ten (10) day period, the Employee and Worldwide shall, within such ten day period, each choose one investment banking firm of recognized standing and the respective chosen firms shall, within five (5) days after the latter of such firms is chosen, agree on another investment banking firm which shall be engaged to make the determination of Fair Market
Value.  The determination by the
engaged firm shall be made as soon as practicable but not later than thirty (30) days after the date such firm is engaged. The cost of the investment banking firm or firms selected pursuant to this provision shall be equally divided by the Employee and Worldwide.

          (d)  In the event the Employee determines to
dispose of any of the Acquisition
Shares under circumstances where the provisions of paragraph 10(a)(y) or (b)(y) might apply, xx xxxxx xx xxxxxxxx xx xxxxxxx xxxxxx xxx xxxxxxxxxxx xxxxxxxx xxxxxx xxxxxx, the Employee agrees to consult with Worldwide as to the method of sale and further agrees to adhere to any reasonable requirements Worldwide may impose upon the Employee with respect to such sales. It is understood and agreed that if as a result of complying with any such request of Worldwide, the Employee is unable to dispose of all of the Acquisition Shares,
Worldwide shall be deemed to have consented to such failure to sell.

          (e) Worldwide agrees that from and after the accrual of any obligation to the Employee pursuant to this paragraph 10, it will not make nor will it permit any of its subsidiaries to make, any payment or distribution to any of its shareholders (in their capacity as such), which if made would inhibit the ability of Worldwide to make any payment which may be due to the Employee pursuant to this paragraph 10.

     11.  Covenant Not to Compete; Confidentiality.

          (a) The Employee agrees that, except as provided below, during the Term hereof and for a period of two years thereafter, the Employee shall not, without the prior written approval of Maidenform, directly or indirectly, become an officer or director of, or become employed by, or render consulting, advisory or other services to, or engage or participate in, or make any financial investment in, any firm, corporation or business enterprise, wherever located, which is engaged, directly or indirectly, in competition with any of the business operations or activities of Maidenform or the Affiliated Companies as conducted on the date this Agreement is terminated. Nothing herein shall prohibit the
Employee from owning (i) not more than 2% of the outstanding amount of any class of stock or other securities of any corporation any of whose stock or other securities are publicly held and traded on a national securities exchange or on a generally recognized over-the-counter market, or (ii) a passive noncontrolling investment interest in a private company which was not in competition with the business of Maidenform or that of any Affiliated
Company as conducted on the date this Agreement is terminated. In addition, nothing herein shall prevent the Employee from owning approximately five (5%) percent of the outstanding stock of the Marietta Corporation ("Marietta"), and from serving as a member of its board of directors, provided that the Employee's duties as a director of Marietta do not interfere with the Employee's duties and responsibilities hereunder and further provided that
Marietta does not become involved or associated in any way with any business in competition with the business of Maidenform or that of any Affiliated Company.

          (b) The Employee further agrees that, during the Term and thereafter, he will not disclose (except he may disclose to Triumph International Overseas, Limited
("Triumph") and its affiliates so long as Triumph is entitled pursuant to the terms of the Shareholders' Agreement to designate any member of the Board of Directors of Worldwide) or use any confidential or proprietary information pertaining to (i) the business of Maidenform or any Affiliated Company or (ii) the past, present, planned or considered business activities of Maidenform or any Affiliated Company ("Information") of which he learned or learns while an officer, director or employee of Maidenform or any Affiliated
Company; provided, however that Information shall not include any information that at the time of disclosure is generally available to and known by the public or in the foundation garment industry (other than as a result of a breach by the Employee of this paragraph
11(b)).

          (c)  If a court finds any provision of this
paragraph 11 to be unreasonable,
the parties authorize the court to reformulate the provisions so that they would be deemed reasonable.

          (d) The Employee represents and admits that, as of the date hereof, the
Employee's experience and capabilities are such that he can obtain employment in a business engaged in other lines and/or of a different nature, and that the enforcement of this paragraph 11 by way of injunction will not prevent the Employee from earning a livelihood.

          (e) In the event the Employee terminates this Agreement pursuant to paragraphs 8(b)(i), (iii) or (iv) hereof, paragraph 11(a) hereof, Section 5.13 of the Stock
Purchase Agreement and Section 15 of the Stockholders'
Agreement shall terminate and be
of no further force or effect with respect to the Employee.

     12.  Relief Available to Employers for Certain
Breaches.  The Employee
acknowledges that in the event of a breach by him of any of Employee's agreements contained in paragraph 11, Maidenform or any of the Affiliated Companies shall be entitled to immediate relief enjoining such violations in any court or before any judicial body having jurisdiction over such a claim.

     13. Entire Agreement; Amendment. This Agreement contains the entire agreement between Maidenform and the Employee with respect to the subject matter hereof. This
Agreement may not be amended, waived, change, modified, or discharged except by an instrument in writing executed by or on behalf of the party or parties against whom any amendment, waiver, change, modification, or discharge is sought to be enforced.

     14. Notices. All notices, requests, demands, and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed by certified mail, return receipt requested, as follows:

          (a)  To Maidenform or any of the Affiliated
Companies:

                    Maidenform, Inc.
                    90 Park Avenue
                    New York, New York   10016
                    Attention:  Steven N. Masket

               with a copy to:

                    Baer Marks & Upham
                    805 Third Avenue
                    New York, New York   10022
                    Attention:  Stanley E. Bloch, Esq.

          (b)  To the Employee:

                    Mr. Frank Magrone
                    Cosmos Heights, R.D. 4
                    Cortland, New York   13045

               with a copy to:

                    Rubin Baum Levin Constant & Friedman
                    30 Rockefeller Plaza
                    New York, New York   10112
                    Attention:  Barry A. Adelman, Esq.

          and/or to such other persons and addresses as any party shall have specified in writing to the other by notice as aforesaid.

     15. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts executed and to be entirely performed within said State.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.




ATTEST:                            MAIDENFORM, INC.
/s/Jodi Perlman                     /s/Steven N. Masket
Jodi Perlman                        Steven N. Masket


                                   By:

WITNESS:
/s/Gregg Lerner                        /s/Frank Magrone
Gregg Lerner                           Frank Magrone





Agreed to as to Paragraph 10:

MAIDENFORM WORLDWIDE, INC.



By:
GUARANTY


     MAIDENFORM WORLDWIDE, INC. (the "Parent") hereby unconditionally guarantees the full and timely performance of the foregoing Employment Agreement by its wholly owned subsidiary, Maidenform, Inc. (the "Company"). This is a guarantee of performance and payment, not of collection, and shall be binding upon the Parent's successors and assigns. If any event or circumstance, other than the bankruptcy or insolvency of the
Company, arising out of any action or inaction of Frank Magrone ("Event") should occur which under any statute or case law doctrine would constitute a legal or equitable discharge of or defense to a guarantor's obligations, but which Event does not constitute a legal or equitable discharge of or defense to the Company's (as principal) obligations, then the obligations of the Parent hereunder shall not be affected, modified or in any other manner impaired in whole or in part (other than to give the Parent the benefit of any waiver, modification or other Event to which the Company as principal would be entitled).

                              MAIDENFORM WORLDWIDE, INC.


                              By:___________________________
                                  Steven N. Masket
                                  Executive Vice President