Form 10-Q/A
period 1995-09-30
NCC INDUSTRIES INC
filed 1996-02-15
CIK 70855

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

     10. Stock Repurchase. The Employee and, by its execution of this Agreement,
Worldwide, agree that:

          (a) Upon (i) expiration of the Term; or (ii) termination of this Agreement by
Maidenform pursuant to paragraphs 8(a)(i) or (ii) for other reason other than pursuant to paragraphs 8(a)(iii) or (iv); or (iii) termination hereof by the Employee pursuant to paragraph
8(b) (each event described in clauses (i) through (iii) is hereinafter referred to as a "Purchase
Event"):

              * (x) if the Purchase Event shall occur prior to the "IPO Date", (as said term is defined in the "Shareholders' Agreement" dated the date here of by and among Worldwide and its shareholders), Worldwide shall purchase and the Employee or his personal representative shall sell all of the shares of Class A Common Stock obtained by the Employee on the date hereof pursuant to the Stock Purchase Agreement dated the date hereof between Worldwide, the Employee and certain other stockholders of NCC (the "Acquisition Shares") at a price equal to the greater of the fair market value of such shares (as determined in paragraph 10(c) below) and
* xxxxxxxxxx, payable in cash on a date, specified by Worldwide, which shall be within sixty (60) days after the occurrence of any Purchase Event, unless any such purchase would (i) be prohibited by, or result in a default (after the giving of notice or the passage of time or otherwise) or a mandatory payment under any loan agreement ("Loan Agreement") to which Worldwide is a party or by which it is bound


 * Confidential portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.



          or (ii) would violate any applicable law (each such event being referred to herein as a "Blocking Event"), in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law (with the proportional number of shares sold and delivered to Worldwide upon such payment). The balance of the payment shall be made (and corresponding shares delivered) within five (5) business days after the cessation of any applicable Blocking Event. Notwithstanding anything contained in this paragraph 10(a), the Employee or his personal representative shall have the right to elect by written notice to Worldwide at least thirty (30) days prior to the expiration of the Term or within fifteen
(15) days after the occurrence of any other Purchase Event to retain the Acquisition Shares in which case Worldwide shall have no obligation to buy and the Employee shall have no obligation to sell hereunder; or

               (y) if the Purchase Event shall occur after the IPO Date, and if within eighteen (18) months after the occurrence of such Purchase Event, the
        * Employee or his personal representative has sold all of the Acquistion Shares in the public market (or for any reason consented to by Worldwide (which consent shall not be unreasonably withheld) has been unable to sell all of such shares) for less than * xxxxxxxxxx, the Employee or his personal representative shall have the right, by written notice to Worldwide given not later than ten (10) days after the expiration of such eighteen (18) month period to require Worldwide to pay to the Employee the amount by which * xxxxxxxxxx exceeds the amount realized by the Employee or his personal representative upon such sales and the Employee or his personal representative shall concurrently deliver to Worldwide the unsold Acquisition Shares. The closing of such sale shall take place on a date specified by Worldwide, which shall be within sixty (60) days after the earlier to occur of (a) the sale of all of the Acquisition Shares and the delivery of evidence thereof by the Employee or his personal representative to Worldwide, and (b) the expiration of such eighteen (18) month period, unless any such purchase would be prevented by a Blocking Event in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law (with the proportional number of shares sold and delivered to Worldwide upon such payment, to the extent that the payment includes a payment for shares which Worldwide is obligated to buy hereunder).

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

          (b) Upon termination of this Agreement for any reason other than a Purchase Event (such other reasons are each hereinafter referred to as an "Additional Purchase Event"):

              * (x) if the Additional Purchase Event shall occur prior to the IPO Date, the Employee or his personal representative shall have the right to elect, by written notice to Worldwide at least sixty (60) days prior to date on which this Agreement would have expired if such Additional Purchase Event had not occurred, to sell to Worldwide, and Worldwide shall be obligated to purchase, the Acquisition Shares at a price equal to * xxxxxxxxxx, payable in cash on a date specified by Worldwide, which shall be within sixty (60) days following the date on which this Agreement would have expired if such
          Additional Purchase Event had not occurred, unless any such purchase would be prevented by a Blocking Event, in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law (with the proportional number of shares sold and delivered to Worldwide upon such payment). The balance of the payment shall be made (and corresponding shares delivered) within five (5) business days after the cessation of any applicable Blocking Event; or

             * (y) if the Additional Purchase Event shall occur after the IPI Date, and if within eighteen (18) months after the occurrence of such Additional Purchase Event, the Employee or his personal representative has sold all of the Acquisition Shares in the public market (or for any reason consented to by Worldwide (which consent shall not be unreasonably withheld) has been unable to sell all of the shares) for less than * xxxxxxxxxx, the Employee or his personal representative shall have the right, by written notice to Worldwide within thirty (30) days after such eighteen (18) month period, to require Worldwide to pay to the Employee or his personal representative the amount by which * xxxxxxxxxx exceeds the amount realized by the Employee or his personal representative upon such sales and the Employee or his personal representative shall concurrently deliver to Worldwide the unsold Acquisition Shares.

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

          (d)  In the event the Employee determines to
dispose of any of the Acquisition
Shares under circumstances where the provisions of paragraph
10(a)(y) or (b)(y) might apply,
in order to maintain an orderly market for Worldwide's publicly traded shares, the Employee agrees to consult with Worldwide as to the method of sale and further agrees to adhere to any reasonable requirements Worldwide may impose upon the Employee with respect to such sales.

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

                              MAIDENFORM WORLDWIDE, INC.


                              By:/s/Steven N. Masket
                                  Steven N. Masket
                                  Executive Vice President