Form 10-Q/A
period 1995-09-30
NCC INDUSTRIES INC
filed 1996-04-15
CIK 70855

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

















                                   -2-








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

                                      -3-
                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                       Three Months Ended                   Nine Months Ended,
                             September 30, October 1,          September30,      October 1,
                                     1995           1994                1995        1994

STATEMENTS OF INCOME
Net Sales                              $30,671,583   $32,895,829      $92,542,402         $94,528,993

Cost and expenses
  Cost of sales, shipping, selling,
  general and administrative expenses   28,424,587       29,752,270    87,078,946           86,335,904
  Interest expense                         552,121          400,576     1,405,427          1,332,480
                                        28,976,708       30,152,846    88,484,373           87,668,384


Income before taxes                      1,694,875        2,742,983     4,058,029        6,860,609

Income taxes
  Current                                  124,575          853,580       997,817          1,764,285
  Deferred                              (  117,204)         168,842      (342,264)          254,363

Net Income                              $1,687,504       $1,720,561      $3,402,476          $ 4,841,961

Income per common share                    $.39             $.39         $.78               $1.11

Weighted average shares used in
 computing per share amounts             4,375,492           4,375,492     4,375,492        4,375,587




                                                  -4-


                                        Three Months Ended                 Nine Months Ended
                                     September 30,      October 1,     September 30,       October 1,
                                      1995           1994                1995          1994

STATEMENTS OF RETAINED EARNINGS

Retained earnings, beginning        $30,436,896         $26,011,562       $28,721,924         $22,890,162

Net income                            1,687,504           1,720,561         3,402,476        4,841,961

Retained earnings, ending           $32,124,400         $27,732,123       $32,124,400         $27,732,123


                              See notes to financial statements.
                                        -5-
                              NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                        Nine months Ended
                                                                 September 30,       October 1,
                                                                     1995              1994

Cash flows from operating activities

     Net income                                                       $3,402,476        $ 4,841,961

     Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation                                                 1,138,783            1,086,753
      Amortization                                                    15,148               17,572
      Provision for losses on accounts receivable                     81,000             101,250
      Loss from retirement of equipment                               17,449              23,493
       Transactions with Majority Shareholder                      2,113,214           -
     Net change in operating assets and liabilities
      (Increase) decrease in accounts receivables                    294,904        ( 5,261,545)
      (Increase) decrease in inventory                           ( 9,557,030)            7,148,642
      Increase in accounts
      payable and accrued expenses                                10,613,631            1,955,191
      (Increase) decrease in other assets                            294,713        (    12,690)
      Increase (decrease)in other liabilities                       ( 51,251)            138,034
      (Increase) decrease in other current assets                  ( 435,491)           256,410

   Net cash provided by operating activities                       7,927,546         10,295,071

Cash flows from investing activities

     Purchase of plant & equipment                                  (493,974)       (   693,271)
     Decrease in investments                                               -      (    26,064)
     Net cash used in investing activities                          (493,974)       (   719,335)

                                            See notes to financial statements.
                                                         -6-

                                   NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (UNAUDITED)

                                                        Nine months Ended  Nine months Ended
                                                          September 30,      October 1,
                                                              1995              1994
Cash flows from financing activities
     Long term debt repayments                                 (   445,000)     (  445,000)
     Net repayments under notes payable,
      and bank overdrafts                                         -             (7,848,630)
     Treasury stock purchases                                 -              (       3,100)
     Repayment of Majority Shareholder advances                ( 4,910,379)         -

     Net cash used in financing activities                     ( 5,355,379)     (8,296,730)

     Net increase in cash                                        2,078,193       1,279,006

     Cash, beginning of year                                  $  1,034,820         442,085

     Cash, end of quarter                                     $  3,113,013         $1,721,091

Supplemental disclosure of cash flow information


     Cash paid during the nine months for interest                 $    766,333    $1,414,623

     Cash paid during the nine months for income taxes        $    169,445         $1,189,035


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


                              -10-
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


                            -11-





                        EXHIBIT INDEX


     Title of Document                              Page




Employment Agreement dated April 26, 1995
between Maidenform, Inc. and Frank Magrone            14



Financial Data Schedule                               26


                                   -13-

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



                                   -12-



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

     NOW, THEREFORE, it is agreed as follows:

     1. Employment and Term. (a) Maidenform hereby employs the Employee, and the Employee hereby agrees to serve, as the Executive Vice-
President - NCC/Lilyette. In addition, the Employee shall serve as one of the executive vice-presidents of Worldwide and a director and/or officer of one or more of the other
Affiliated Companies (as hereinafter
defined), if so elected, without any additional salary or other compensation. The Employee shall perform such duties to the best of his ability and in a diligent and proper manner. The term "Affiliated Companies" shall mean all companies that are directly or indirectly
Controlled by Worldwide. "Control" and "Controlled" shall mean ownership of such number of shares of the outstanding stock of the corporation involved as shall entitle the owner(s) to cast 51% or more of the total number of votes which may be cast by owners of all of the shares of outstanding stock of such corporation of all classes entitled to vote.

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

     10. Stock Repurchase. The Employee and, by its execution of this Agreement,
Worldwide, agree that:

          (a) Upon (i) expiration of the Term; or (ii) termination of this Agreement by
Maidenform pursuant to paragraphs 8(a)(i) or (ii) for other reason other than pursuant to paragraphs 8(a)(iii) or (iv); or (iii) termination hereof by the Employee pursuant to paragraph
8(b) (each event described in clauses (i) through (iii) is hereinafter referred to as a "Purchase
Event"):

               (x)  if the Purchase Event shall occur prior
          to the  "IPO Date" (as
          said term is defined in the "Shareholders'
          Agreement" dated the date hereof
          by and among Worldwide and its shareholders), Worldwide shall purchase and the Employee or his personal representative shall sell all of the shares of Class A Common Stock obtained by the Employee on the date hereof pursuant to the Stock Purchase Agreement dated the date hereof between Worldwide, the Employee and certain other stockholders of NCC (the "Acquisition Shares") at a price equal to the greater of the fair market value of such shares (as determined in paragraph 10(c) below) and $3,255,000, payable in cash on a date, specified by Worldwide, which shall be within sixty (60) days after the occurrence of any Purchase Event, unless any such purchase would (i) be prohibited by, or result in a default (after the giving of notice or the passage of time or otherwise) or a mandatory payment under any loan agreement
          ("Loan Agreement") to which Worldwide is a party or by which it is bound or (ii) would violate any applicable law (each such event being referred to herein as a "Blocking Event"), in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law (with the proportional number of shares sold and delivered to Worldwide upon such payment). The balance of the payment shall be made (and corresponding shares delivered) within five (5) business days after the cessation of any applicable Blocking Event. Notwithstanding anything contained in this paragraph 10(a), the Employee or his personal representative shall have the right to elect by written notice to Worldwide at least thirty (30) days prior to the expiration of the Term or within fifteen (15) days after the occurrence of any other Purchase Event to retain the Acquisition Shares in which case
          Worldwide shall have no obligation to buy and the Employee shall have no obligation to sell hereunder; or

* (y) if the Purchase Event shall occur after the IPO Date, and if within eighteen (18) months after the occurrence of such Purchase Event, the
          Employee or his personal representative has sold all of the Acquisition Shares in the public market (or for any reason consented to by Worldwide (which consent shall not be unreasonably withheld) has been unable to sell all of such shares) for less than XXXXXXXXXX, the Employee or his personal representative shall have the right, by written notice to Worldwide given not later than ten (10) days after the expiration of such eighteen (18) month period to require Worldwide to pay to the Employee the amount by which
          XXXXXXXXXX exceeds the amount realized by the Employee or his personal representative upon such sales and the Employee or his personal representative shall concurrently deliver to Worldwide the unsold Acquisition
          Shares. The closing of such sale shall take place on a date specified by
          Worldwide, which shall be within sixty (60) days after the earlier to occur of
          (a) the sale of all of the Acquisition Shares and the delivery of evidence thereof by the Employee or his personal representative to Worldwide, and (b) the expiration of such eighteen (18) month period, unless any such purchase would be prevented by a Blocking Event in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law (with the proportional number of shares sold and delivered to Worldwide upon such payment, to the extent that the payment includes a payment for shares which Worldwide is obligated to buy hereunder). The balance of the payment shall be made (and corresponding shares delivered) within five (5) business days after cessation of any applicable Blocking Event.
*REQUEST FOR CONFIDENTIALITY

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

* (y) if the Additional Purchase Event shall occur after the IPO Date, and if within eighteen (18) months after the occurrence of such Additional
          Purchase Event, the Employee or his personal representative has sold all of the
          Acquisition Shares in the public market (or for any reason consented to by
          Worldwide (which consent shall not be unreasonably withheld) has been unable to sell all of the shares) for less than XXXXXXXXXX, the Employee or his personal representative shall have the right, by written notice to Worldwide within thirty (30) days after such eighteen (18) month period, to require
          Worldwide to pay to the Employee or his personal representative the amount by which XXXXXXXXXX exceeds the amount realized by the Employee or his personal representative upon such sales and the Employee or his personal representative shall concurrently deliver to
Worldwide the unsold Acquisition
          Shares. The closing of such sale shall take place on a date specified by
          Worldwide which shall be within the later to occur of sixty (60) days (i) after the delivery of such notice and (ii) following the date this Agreement would have expired if such event had not occurred, unless any such purchase would be prevented by a Blocking Event, in which event payment would be made to the extent, if any, then permitted under such Loan Agreement or by law
          (with the proportional number of shares sold and delivered to Worldwide upon such payment, to the extent that the payment includes a payment for shares which Worldwide is obligated to buy hereunder). The balance of the payment shall be made (and corresponding shares delivered) within five (5)
          business days after cessation of any applicable
Blocking Event.
*REQUEST FOR CONFIDENTIALITY

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




                                   By:/S/ FRANK MAGRONE

WITNESS:





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