Form 10-K
period 1995-12-31
NCC INDUSTRIES INC
filed 1996-04-17
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K
 ( MARK ONE )

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1995
                         OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________

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

                          Yes   X      No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to
this Form 10-K.    X

     The aggregate market value of the voting stock held by non-affiliates
of Registrant as of March 29, 1996 was $2,608,168.            .

         At March 29, 1996, there were outstanding 4,375,492 shares of Registrant's Common Stock, par value $1.00 per share.

Documents Incorporated by Reference:  None

The Exhibit Index is on page 48.

                            Part I

Item 1.  Business.

General

     NCC Industries, Inc. (hereinafter referred to as

"Registrant") is engaged in the foundation garment business, which consists of the design, manufacture and sale of brassieres,

panties and girdles.

     On April 26, 1995, Maidenform Worldwide, Inc. ("Worldwide")

acquired approximately 92.4% of the common stock of Registrant from Triumph International Overseas, Limited, a Liechtenstein

corporation ("Triumph"), Guenther Spiesshofer and Frank Magrone,

Registrant's Executive Vice President (the "Acquisition").

Following the closing of this Acquisition, Worldwide contributed all of the purchased shares of Registrant's common stock to

Maidenform, Inc.("Maidenform"), a wholly owned subsidiary of

Worldwide.  Simultaneously, Triumph purchased, along with Mr.

Magrone, approximately 28% of the outstanding shares of Class A common stock of Worldwide and, therefore, Triumph remains a

related party to Registrant.  Concurrent with the consummation of the Acquisition, all members of Registrant's Board of

Directors (with the exception of Mr. Magrone) resigned and the current board members were elected to replace the resigning

directors.

Classes of Similar Products

     The revenues from sales of brassieres and panties and

girdles during the years ended December 31, 1995, 1994 and

1993 were as follows:


                    Year Ended December 31

            1995                  1994                 1993

            Net          Percent     Net         Percent      Net    Percent
            Sales        of Sales   Sales       of Sales     Sales   of Sales

Brassieres  $116,221,240  92.2%    $117,793,706     92.0%  $101,866,614  92.1%
Panties and
Girdles        9,766,086   7.8%      10,248,716      8.0%     8,731,168   7.9%

            $125,987,326 100.0%    $128,042,422    100.0%  $110,597,782 100.0%

Sales

     Most of the items manufactured by Registrant are

popularly priced, but Registrant manufactures some budget

priced and higher priced items.  Sales are made to department,

specialty, discount and chain stores throughout the United

States.

     Registrant owns the following trademarks:  "Lilyette,"

"Minimizer," and "Reflections."  In addition, Registrant

manufactured brassieres as a contractor under the trademark

"Bill Blass".  Registrant has been notified by a customer that the "Bill Blass" program has been terminated.  Registrant's

management believes that this customer will at least partially replace this volume with products in Registrant's current

manufacturing lines.  Registrant holds a non-exclusive license to manufacture brassieres under the trademark "Revlon".

Registrant holds no other trademarks, patents, licenses,

franchises or concessions which it deems material.  During

1995, approximately 63% of Registrant's total sales were made under Registrant's trademarks (as compared to 61% in 1994 and

1993), and substantially all the balance of sales were made

either under customers' names or as unbranded merchandise.

Sales of Registrant's trademarked products are made by 23

sales persons who are full time employees of Registrant and by five independent regional sales representatives.  Sales of

Registrant's unbranded and customers' named merchandise are

handled by account executives of Registrant.  During 1995,

approximately 14% of Registrant's total sales were made to

Walmart, Inc. ("Walmart") (as compared to 18% in 1994 and 16%

in 1993), approximately 16% of the total sales were made to

J.C. Penney Company, Inc. ("Penney") (as compared to 17% in

1994 and 20% in 1993), approximately 4% of the total sales

were made to Mast Industries, Inc. ("Mast") (as compared to

10% in 1994 and 8% in 1993) and approximately 11% of total

sales were made to Mervyn's Department Stores, Inc.

("Mervyn's)(as compared to 9% in 1994 and 1993).  Registrant has no contracts or agreements with any of Walmart, Penney,

Mast, or Mervyn's with respect to purchase of merchandise

other than standard purchase orders.  Although Registrant has made substantial sales to Penney and Mervyn's for many years,

to Walmart since 1990, and to Mast since 1989 there can be no assurance that Penney, Walmart, Mast or Mervyn's will continue to purchase Registrant's products in the future.  The loss of any of Penney, Walmart, Mast or Mervyn's as a customer, or a substantial decrease in their purchase of Registrant's

products, could have a materially adverse effect on

Registrant's business.  Registrant does not engage in

significant sales in foreign markets.


Manufacturing Facilities and Purchases of Finished Goods

     Registrant manufactures a portion of its products in

Registrant's plant located in Aguada, Puerto Rico.  Registrant also utilizes certain manufacturing facilities of both

Maidenform and Triumph and certain of Maidenform's affiliates in the Caribbean, Mexico and Central America, and Triumph's

affiliates in the Far East and South America (see "Item 13.

Certain Relationships and Related Transactions") and utilizes independent sewing contractors located in the United States,

the Dominican Republic,

El Salvador and Colombia.  During 1993, 1994 and 1995,

Registrant significantly expanded its relationship with an

independent sewing contractor in the Dominican Republic.

Registrant provided loans to such contractor to finance the

expansion of its facilities to accommodate such increased

demand by Registrant.  With regard to Registrant's utilization of Maidenform's and Triumph's manufacturing facilities or

those of independent contractors, Registrant operates in three ways.  Registrant cuts raw materials in its plant in Cortland,

New York and ships such cut materials to the Far East, South

America, Puerto Rico and the Dominican Republic for assembly by Triumph's or Maidenform's respective affiliate, or by a

licensee, or by independent contractor.  The finished products are returned to Registrant for finishing, packaging and sale to customers.  Registrant sends raw materials to Maidenform's cutting facility in Jacksonville, Florida, who then cuts the material and ships such cut materials to any of the same

affiliates, licensees or contractors for assembly.  In

addition, Registrant purchases finished goods from Triumph and its affiliates most of which are manufactured in the Far East.

     In March 1996, Registrant made a decision to close its

subsidiary's two leased Puerto Rican manufacturing facilities and subsequent to that date began a process of notification of employees and the government of Puerto Rico.  Although the

government of Puerto Rico has made offers to Registrant to

retain the facility which Registrant's management is

considering, management believes that the facility will be

closed and its sewing assembly operations will be transferred to other locations.

     Registrant's management believes that all equipment from

these facilities will be used at other locations; however, the leases on these facilities, which have combined annual rental of approximately $94,000, do not expire until 1999 and 2002.

Registrant's management has not determined the total expected cost of the closure which will be recorded in 1996.



Sources of Raw Materials

     Registrant purchases its raw materials from various

domestic suppliers.  Three suppliers account for approximately

30% of the raw materials used by Registrant; however,

Registrant believes adequate alternative  sources are

available for all its raw materials needs.





Working Capital

     Historically, raw materials have been readily available

from a number of suppliers and it has not been necessary for

Registrant to maintain a substantial inventory in order to

fill orders.  Registrant has been required to maintain higher work-in-process inventories than other domestic manufacturers because a substantial portion of the products that it

manufactures is cut at Registrant's main plant in the United

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


Backlog

     Registrant's management estimates the dollar amounts of

backlogs of unfilled orders as of December 31, 1995 and

December 31, 1994 were $9,719,000 and $12,200,000,

respectively.  Registrant's management believes that all

orders received and unfilled as of December 31, 1995 are firm and will be filled within the current fiscal year.

Competitive Conditions

     Marketing efforts by Registrant during 1995 involved

mainly catalog and newspaper advertising of its products,

including cooperative advertising.

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

     Management estimates that during 1995 sales by Registrant

accounted for approximately 8% of all domestic sales of

brassieres, panties and girdles.  In the opinion of

management, there are at least five companies, including

Maidenform, which are of larger size and which sell more

brassieres, panties and girdles to the retail industry in the

United States than does Registrant.



Employees

     At December 31, 1995, Registrant employed 1767 persons,

of whom 1346 were production employees. The remainder of such employees were engaged in sales, distribution, design and

administrative activities.  As a result of an organization

campaign, Union Needletrade Industrial Textile Employees

("UNITE") is now recognized as the collective bargaining agent and representative of certain production workers at the

Cortland facilities.  UNITE has demanded the right to

negotiate a contract, and Registrant has entered into

negotiations with the union.  Approximately 30% of the

Registrant's employees will be covered by such a contract.

      Item 2.  Properties.

           The location, terms of occupancy and general

      character of the principal plants of Registrant as of

      March 29, 1996 were as follows:


                       Area                             Expiration
                      (approx.             Type of       Date of
Location               Sq.Ft.)             Occupancy
                                           Lease                        Use

Cortland,             150,000              Owned               -     Executive,
New York                                                             Administration,
                                                                     Manufacturing,
                                                                     Warehousing, and
                                                                     Distribution

Cortland-             155,000             Owned                -     Administrative,
ville                                     (Subject to                Manufacturing,
New York                                  Installment Sale           Warehousing , and
                                          Agreement with             Distribution
                                          Cortland County
                                          Industrial
                                          Development
                                          Agency)

New York,              15,525             Leased           05/31/03  Executive,
New York                                                             Administrative,
                                                                     and Sales
                                                                     Office

Aguada,                32,233             Leased           05/31/99  Manufacturing
Puerto Rico                                                          Plant

Aguada,                23,082             Leased           09/30/03  Manufacturing
Puerto Rico                                                          Plant

     Management of Registrant believes that it has

accessibility to production capacity to meet its current needs and its anticipated growth.  Triumph and Maidenform have both agreed to make their facilities available to fill such

purchase orders as Registrant may from time to time submit

(see "Item 13.  Certain Relationships and Related

Transactions").  See also "Item 1.  Business - Manufacturing

Facilities and Purchases of Finished Goods".  See also Note 13 to Financial Statements.


     Item 3.  Legal Proceedings.

     Registrant is subject to actions that arise in the

ordinary course of its business activities.  Registrant's

Management believes that any resolution of such matters will not materially affect the financial position or results of

operations of Registrant.  Registrant's Management believes

that they have meritorious defenses and intends to vigorously defend such actions.






     Item 4.  Submission of Matters to a Vote of Security
     Holders.

       Not Applicable.




















                            Part II

     Item 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters.

     Registrant's Common Stock is traded in the over-the-

counter market. The Common Stock is only sporadically traded in such market and, accordingly, the bid prices listed below do not necessarily represent actual transactions.  The per

share range of high and low bid quotations, as reported by the

National Quotation Bureau, for each of the quarters during the fiscal years ended December 31, 1995 and December 31, 1994 is as follows:

                         Year Ended December 31, 1995

                    Quarter                           Bid
                       1           High        11 5/8
                                   Low          6 3/4
                       2           High        15
                                   Low          6 3/4
                       3           High        12 3/4
                                   Low          6 3/4
                       4           High        12
                                   Low          6

                         Year Ended December 31, 1994
                    Quarter                           Bid
                       1           High         6 1/2
                                   Low          4 1/4
                       2           High         6 3/4
                                   Low          6 1/2
                       3           High         6 3/4
                                   Low          6 1/2
                       4           High         9
                                   Low          6 3/4

The prices set forth above reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions.

There were no cash dividends paid during the periods shown

above.  At March 29, 1996, there were 367 record holders of

Common Stock.  As of March 29, 1996, the closing quoted bid

price per share was $8.00.

Item 6.  Selected Financial Data.

     A summary of selected financial data follows:

                                              Year ended December 31
                       1995           1994           1993           1992           1991

Revenue                $125,987,326   $128,042,422   $110,597,782   $106,607,410   $ 89,131,826

Income before
extraordinary item     $  2,750,664   $  5,901,012   $  3,714,799   $  7,097,181   $  4,905,179

Net income             $  2,750,664   $  5,901,012   $  3,714,799   $  6,212,775   $  4,905,179

Income per share
before cumulative
effect of changes in   $.63           $1.35          $.85           $1.55          $1.04
accounting principles

Cumulative effect of
changes in accounting  -              -              -              ($.20)(1)      -
principles per share


Net income per share   $.63           $1.35          $.85           $1.35          $1.04

Total Assets           $ 75,368,742   $ 71,588,003   $ 76,664,638   $ 62,561,745   $ 49,276,554

Long-term obligations  $  3,581,371   $ 12,162,043   $ 13,479,802   $ 13,115,102   $ 13,908,805

Shareholders' equity   $ 38,831,751   $ 35,983,648   $ 30,154,986   $ 26,581,770   $ 22,854,004

Cash dividends per
common share           None           None           None           None           None

(1) represents cumulative effect of changes in accounting principles for income taxes and post-retirement benefits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     Registrant's working capital decreased to $31,673,000 at

December 31, 1995 from $35,149,000 at December 31, 1994 primarily due to repayment of long term debt of $7,000,000 offset by net income of $2,75l,000.  Registrant participates in the

consolidated cash management system of its ultimate parent,

Worldwide, and its subsidiaries, including Maidenform and the

Registrant, (collectively "the Maidenform Group").  As such,

Registrant is a party to, and its liquidity is dependent upon the

Maidenform Group's financing arrangements.  In 1995, the

Maidenform Group entered into a revolving credit facility for

$120,000,000 coupled with a $50,000,000 term loan, and

$30,000,000 in senior notes, in connection with each of which

Registrant's assets and stock are pledged as collateral.  Under the revolving credit facility, the Maidenform Group may borrow,

repay, and reborrow through April 25, 1998, the facility

expiration date; however, borrowings are limited to certain

percentages of the Maidenform Group's trade accounts receivable and inventories.

     As of December 31, 1995, outstanding borrowings under the

revolving credit facility amounted to $81,000,000.  In addition,

outstanding letters of credit (which reduce the maximum available borrowing) issued by the bank for the account of the Maidenform

Group under the facility amounted to approximately $3,000,000.

In January and February 1996, the Maidenform Group borrowed the remaining $36,000,000 available under the facility.  On March 29,

1996, in order to address the liquidity needs of the Maidenform Group, the bank loan agreement was amended to (1) provide an additional term loan in the amount of $20,000,000 and (2) revise the financial covenants.  The

Maidenform Group borrowed the entire additional amount to pay down certain trade payables of the Maidenform Group and such amounts are repayable as follows:  $10,000,000 on August 15, 1996 and $5,000,000 on each of

October 30, 1996 and November 30, 1996.

Registrant's management believes that the Maidenform Group's line of credit and debt capacity, together with continued vendor

support are adequate to meet its anticipated operating needs through the end of 1996. However, in the event of any material adverse change in either vendor support or in Registrant's currently anticipatd sales of 1996,

Registrant could experience an adverse impace on its liquidity.

        As of December 31, 1995, Registrant did not have any material commitments for capital expenditures.

     Cash flows provided by operations, for the year ended

December 31, 1995 were $19,765,000 representing an increase of

$4,350,000 as compared to the year ended December 31, 1994.  This increase was primarily due to an increase in Accounts Payable in

1995 of $13,066,000 as compared to an increase in Accounts

Payable in 1994 of $1,880,000.  This increase was partially

offset by an increase in inventory of $5,916,000 in 1995 as

compared to an decrease in inventory of $9,012,000 in 1994.  In connection with the Acquisition, Registrant's previous long and short term bank debt was paid in full by the Maidenform Group as an advance from some of the proceeds of the current bank

agreements.  Cash flows provided by operations for the year ended

December 31, 1994 were $15,415,000, representing an increase of

$21,582,000 as compared to the year ended December 31, 1993.

This increase was due to a decrease in inventory in 1994 of

$9,012,000 as compared to an increase in inventory in 1993 of

$13,514,000.  Such decrease resulted primarily from higher

shipments in 1994 as compared to lower than anticipated shipments in 1993.

     Cash used in investing activities for 1995 was $630,000

representing a decrease of $674,000 in 1995 as compared to 1994.

This decrease was primarily due to a reduction in purchase of plant and equipment of $606,000.  Cash used in investing

activities for 1994 was $1,304,000 representing a decrease of

$3,770,000 in 1994 as compared to 1993.  This decrease was

primarily due to a reduction in purchases of plant and equipment of $1,954,000 and a reduction in loans to an independent sewing contractor of $1,579,000.  Cash used in financing activities in

1995 was $19,445,000 representing an increase of $5,916,000 in

1995 as compared to  1994 due to repayment of bank debt by

Registrant from funds received from Maidenform.  Cash used in financing activities in 1994 was $13,529,000 representing an increase of $23,527,000 in 1994 as compared to 1993 due to a reduction in net borrowings of $13,081,000 in 1994 whereas

Registrant's net borrowings increased $10,481,000 in 1993.



Results of Operations

     Net sales for 1995 were approximately 2% lower than in 1994,

principally due to a decrease in demand for Registrant's products primarily at Walmart and Mast, partially off set by strength in the Lilyette brand.  Registrant's management believes that these customers will at least partially replace this volume with the products in Registrant's current manufacturing lines.  Net sales for 1994 were approximately 16% higher than in 1993, principally due to an increase in demand for Registrant's products.  Unit volume of goods sold decreased 1% from 1994 to 1995 and increased

12% from 1993 to 1994. Sales mixture (a weighted average of

revenue per unit, taking into account the sales levels of

Registrant's various products and styles of products) resulted in a decrease in the average revenue per unit sold of less than 1%

in 1995 over 1994 and a 2% increase of the average revenue per unit sold in 1994 over 1993.

     Gross margin decreased to $28,185,000 for the year ended

December 31, 1995 from $32,539,000 in 1994 and $28,446,000 in

1993.  The gross margin percentage to net sales decreased to

22.4% in 1995 from 25.4% in 1994.  The gross margin percentage to net sales decreased slightly to 25.4% in 1994 from 25.7% in 1993.

Shipping and general and administrative expenses as a percentage of net sales were generally consistent for the years ended

December 31, 1995, 1994 and 1993.  Selling and advertising

expenses were consistent for the years ended December 31,1995 and

1994 and decreased as a percentage of net sales for the year ended December 31, 1994 as compared to the year ended December

31, 1993 because of the non-recurrence in 1994 of expenditures related to a national advertising campaign promoting one of

Registrant's related brands in 1993.  Interest expense for 1995 was 15% higher than in 1994 due to higher interest rates

partially offset by lower average borrowings.  Interest expense was generally consistent for 1994 and 1993.

     Registrant's effective tax rate was generally consistent in

1995, 1994 and 1993.

     As a result of the above factors, Registrant's net income

decreased 54% in 1995 as compared to 1994 and increased 58.9% in

1994 as compared to  1993.

     In March 1996, the Registrant made a decision to close its leased facilities in Puerto Rico.  See Note 13 to the Financial

Statements.



Item 8.  Financial Statements and Supplementary Data.

       The financial statements and supplementary data are

listed

under Item 14 in this Annual Report.




Item 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.

       Not applicable.



                               PART III



Item 10.  Directors and Executive Officers of Registrant.

     The table below sets forth the names and ages of all of the directors and executive officers of Registrant as of March 29, 1996.

The term of each director expires at the next annual meeting of stockholders and upon his successor being duly elected and qualified.

Each of the officers serves at the pleasure of the Board of Directors subject, in the case of Mr. Magrone, to the terms of an employment agreement.  Each of the directors and officers of the Registrant who are listed below are also directors and /or officers of Maidenform, as such; such individuals devote their business time to the affairs of both Maidenform and the Registrant, as required.  Mr. Magrone devotes substantially all of his business time to the affairs of the

Registrant.



                                             Positions
                              Director  Officer   and Offices
Name                     Age   Since     Since    with Registrant

Elizabeth Coleman        48     4/95      4/95    Chairman of the
                                                  Board, Chief
                                                  Executive Officer

David Masket             65     4/95      4/95    Director,
                                                  President

Steven Masket            42     4/95      4/95    Director, Executive
                                                  Vice President -
                                                  General Counsel,
                                                  Secretary

Ira Glazer               44     4/95      4/95    Director, Executive Vice
                                                  President Chief Operating
                                                  Officer, Treasurer

Frank Magrone            61    12/73      9/75    Director,
                                                  Executive Vice
                                                  President


     Ms. Coleman has been Chairman of the Board and Chief

Executive Officer of Registrant since April 1995.  Ms. Coleman is also Chairman of the Board, Chief Executive Officer of  Worldwide

and  Maidenform.  Ms. Coleman has been a member of the Board of

Directors of Worldwide since 1968.  Maidenform is the owner of approximately 92.4% of the issued and outstanding stock of

Registrant.

     Mr. D. Masket has been President and a Director of

Registrant since April 1995.  In February 1996, Mr. Masket was named Vice Chairman of both Worldwide and Maidenform.  Mr. Masket joined Worldwide in 1955, became Executive Vice President in 1974 and Chief Operating Officer in 1990.

Mr. Masket is the father of Mr. Steven Masket who is Executive

Vice President - General Counsel and Secretary of Registrant.

     Mr. Glazer has been Executive Vice President - Chief

Operating Officer, Treasurer and a Director of Registrant since

April 1995.  In April 1995,

Mr. Glazer was named Executive Vice President - Chief Operating

Officer of both Worldwide and Maidenform.  Mr. Glazer joined

Worldwide in 1983 as Assistant Vice President - Finance, became

Treasurer in 1985, Vice President of Finance and Treasurer in

1988 and Senior Vice President - Finance in 1991.

     Mr. S. Masket has been Executive Vice President - General

Counsel and Secretary of Registrant since April 1995.  In April

1995, Mr. Masket was named Executive Vice President - General

Counsel of both Worldwide and Maidenform.

Mr. Masket joined Worldwide in 1982 as Assistant Counsel, became

General Counsel and Assistant Secretary in 1984, Assistant Vice

President - Counsel in 1985, Vice President, Secretary and

General Counsel in 1988 and Senior Vice President - General

Counsel in 1991.  Mr. Masket is the son of Mr. David Masket, who

is President and a Director of Registrant.

     Mr. Magrone has been Executive Vice President and Director of each  of Registrant, Maidenform and Worldwide since April,

1995 and was President of Registrant from 1978 to 1995 and of its former subsidiaries, Crescent Corset Company, Inc. ("Crescent")

and Lilyette Brassiere Co., Inc.("Lilyette"), since 1971 and

1976, respectively.  Lilyette and Crescent were merged into

Registrant effective December 31, 1980. Mr. Magrone is a Director and Executive Vice President of Worldwide.



Compliance with Section 16(a) of the Securities Exchange Act of

1934.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant by each person who, at any time during the fiscal year ended December 31, 1995, was a director,

executive officer or beneficial owner of more than 10% of

Registrant's Common Stock with respect to the fiscal year ended

December 31, 1995, and Forms 5 and amendments thereto furnished to Registrant by such persons with respect to such fiscal year,

and written representations from certain of such persons that no

Forms 5 were required for those persons, Registrant believes that during and with respect to the fiscal year ended December 31,

1995, all filing requirements under Section 16(a) of the

Securities Exchange Act of 1934, as amended, applicable to its directors, executive officers and the beneficial owners of more than 10% of Registrant's Common Stock were complied with.

Item 11.  Executive Compensation


               The following table sets forth the compensation paid by

          Registrant for the fiscal years ended December 31, 1995,

          1994 and 1993 to its Chief Executive Officers and each other officer whose compensation exceeded $100,000 with respect to

          1995:


SUMMARY COMPENSATION TABLE

                                                  LONG-TERM COMPENSATION(1)
                 ANNUAL COMPENSATION              AWARDS        PAYOUTS
                                              OTHER
                                              ANNUAL                              ALL OTHER
NAME AND PRINCIPAL                            COMPEN      STOCK  OPTIONS/  LTIP     COMPENS-
POSITION               YEAR  SALARY   BONUS   SATION      AWARDS SARS     PAYOUTS   TION(2)

Elizabeth Coleman(3)   1995     -       -         -        N/A     N/A    N/A       -


Frank Magrone(4)       1995  $366,894 $ 63,610          -  N/A     N/A    N/A       $13,133
                       1994  $323,086 $200,000 $550,000(5) N/A     N/A    N/A       $12,864
                       1993  $309,068 $138,000     -       N/A     N/A    N/A       $19,415

Angelo Sanguedolce     1995  $162,274 $ 45,000      -      N/A     N/A    N/A       $ 9,817
                       1994  $159,463 $ 89,000      -      N/A     N/A    N/A       $19,009
                       1993  $144,638 $ 61,000      -      N/A     N/A    N/A       $19,883

Guenther Spiesshofer(6)1995     -       -            -     N/A     N/A    N/A       -
                       1994     -        -       -         N/A     N/A    N/A       -
                       1993     -        -       -         N/A     N/A    N/A    -


Peter Muehlbauer(7)    1995  $125,000    -       -         N/A     N/A    N/A        $ 5,943
                       1994  $115,000 $ 38,000       -     N/A     N/A    N/A        $ 3,275
                       1993  $110,000 $ 26,000       -     N/A     N/A    N/A        $ 5,168


(1) Registrant has not provided restricted stock awards, stock options, stock appreciation rights or long-term incentive payouts to any executive officers.

(2) In 1995, includes (a) life insurance premiums (Mr. Magrone $1,170 and Mr. Sanguedolce $3,661),and (b) match of individual deferred compensation amounts (Mr. Magrone $3,914, Mr. Sanguedolce $3,156, and Mr. Muehlbauer $2,982) and (c) match of lost benefits caused by IRS limitations on participation in Registrant's defined contribution plan (Mr. Magrone $8,049, Mr. Sanguedolce $3,000, and Mr. Muehlbauer $2,961).
          Directors receive no special compensation for their

services as directors of Registrant.  No Board of Directors

meetings were held in 1995.  Registrant's Board of Directors does not have an audit committee or a nominating

committee.0.97318624



          On December 13, 1991, Registrant notified

participants of a defined benefit pension plan (the "Plan"),

in which substantially all of its employees in the Crescent

division participate, that benefits provided by the Plan were curtailed as of December 31, 1991.  The Plan provides that

upon retirement at age 65, each participant will receive a

monthly pension, for his life, or an actuarial equivalent

thereof, equal to two ($2.00) dollars per year of service

prior to December 1, 1971 and five ($5.00) dollars per year of service after November 30, 1971.  The maximum monthly pension payable at normal retirement date under the plan is one

hundred ($100.00) dollars per month, with adjustment for

actuarially equivalent amounts for both early and late

retirement.





(3)  Ms. Coleman is not paid any salary by the Registrant.
    Ms. Coleman is an officer of Worldwide and all of her compensation is paid to her by Worldwide; none of such compensation is charged to the Registrant.

(4) Mr. Magrone's 1995 salary (commencing July 1995) was paid to him by Worldwide under his Employment Agreement (described below) for services rendered by Mr. Magrone on behalf of the Registrant. Mr. Magrone's salary and bonus are charged to the Registrant by Worldwide. Under his Employment Agreement, Mr. Magrone participates in plans made available to Worldwide's executive officers, including a stock option plan, executive retirement plan, profit sharing plan and defined benefit pension plan.

(5) In 1994, included $550,000 paid to Mr. Magrone upon expiration of the then current term of his employment agreement.

(6) In connection with the Acquisition, Mr. Spiesshofer resigned.

(7) Mr. Muehlbauer resigned his position as of December 31, 1995.
Compensation is not considered by the Plan for the purpose of computing benefits.  Since the Plan defines benefits rather

than contributions, costs are not determined on an individual basis.  The amount of the contribution for all participating employees for the year ending December 31, 1995 was

approximately $253,500.  Mr. Magrone is the only officer of

Registrant who participates in the Plan.  Mr. Magrone's years of service, for Plan purposes, include his service time with

Registrant's former subsidiary, Crescent.  As of December 31,

1995, Mr. Magrone has 23 years of service credit.  Mr. Magrone expects to receive an annual benefit of twelve hundred

($1,200.00) dollars from the Plan upon his retirement at age

65 from Registrant or an actuarial equivalent thereof.


Compensation Committee Interlocks and Insider Participation

     Registrant's Board of Directors does not have a Compensation

Committee.  No executive officer of Registrant served during fiscal year 1995 (i) as a member of the compensation committee or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors of another entity, one of whose executive officers served on the

Board of Directors of Registrant; (ii) as a director of another entity, one of whose executive officers served on the Board of

Directors of Registrant, except as described in Item 10 of Part

III, above; and (iii) as a member of the compensation committee or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors of another entity, one of whose executive officers served as a director of Registrant.


Employment Agreements

     Mr. Magrone, former President and Chief Operating Officer of

Registrant, is employed under an employment contract with

Registrant's controlling shareholder which terminates on April

25, 1998.  The contract provides for an initial annual salary of

$390,000 subject to annual increases.  Mr. Magrone will receive

$42,000 in exchange for Mr. Magrone's surrender of pre- and post-

retirement life insurance benefits which he is entitled to

receive from Registrant through 1999 if Mr. Magrone does not continue in Maidenform's employ.  The contract contains

additional provisions relating to termination in the case of disability or illness, vacations, reimbursement for expenses, and the right to participate in benefits generally available to

executive employees of Maidenform.  Under the contract, Mr.

Magrone's employment may be terminated by Registrant, apart from disability, commission  of a felony, dishonesty, willful

malfeasance, gross negligence in the course of employment, or if

Mr. Magrone directly or indirectly competes with the Maidenform

Group, or materially breaches the terms of the contract.

Item 12.  Security Ownership of Certain Beneficial
        Owners and Management.

    (a) The following table sets forth certain information with respect to persons known to Registrant to own beneficially more than 5% of Registrant's voting securities, as of March 29, 1996.


                                                        Percent of
                                    Amount and          Out-
                                    Nature of           standing
Title of       Name and Address of  Beneficial          Shares
Class          Beneficial Owner     Ownership (1)       Owned (2)

Common Stock,  Maidenform, Inc(3)   4,042,779           92.4%
$1 par value   154 Avenue E
               Bayonne, NJ

               Elizabeth Coleman(3) 4,049,471           92.5%
               72 Westminster Drive
               Atlanta, GA










       (1) All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

       (2) Computed on the basis of 4,375,492 shares of Common Stock outstanding.

      (3)   Maidenform is the record owner of 4,042,779
           shares of Common Stock. As the sole shareholder of Maidenform, Worldwide beneficially owns indirectly through Maidenform, such 4,042,779 shares of Common Stock. Elizabeth Coleman, as a result of her direct and indirect ownership of the capital stock
           of Worldwide and certain voting rights and powers
           with respect to the selection of and decision-
           making by the Board of Directors of Worldwide, may
           be deemed to beneficially own the 4,042,779 shares
           of Common Stock indirectly beneficially owned by Worldwide. Ms. Coleman disclaims the beneficial ownership of all such shares.
                (b)  The following table sets forth certain
           information with respect to each class of
           Registrant's equity securities beneficially owned
           by each director and each executive officer named
           in the Summary Compensation Table of Registrant and the directors and executive officers of Registrant as a group, as of March 29, 1996
                                                       Percent of
                                        Amount and     Out-
                                        Nature of      standing
Title of       Name and Address of      Beneficial     Shares
Class          Beneficial Owner         Ownership (1)
Owned (2)

Common Stock,  Elizabeth Coleman(3)     4,049,471      92.5%
$1 par value
               David Masket            -                 -

               Steven Masket           -                 -

               Ira Glazer              -                 -

               Frank Magrone           -                 -

               All executive officers
               and directors as a
               group (5 in number)      4,049,471      92.5%









(1) All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

(2) Computed on the basis of 4,375,492 shares of Common Stock outstanding.

(3) Maidenform is the record owner of 4,042,779 shares of Common Stock. As the sole shareholder of Maidenform, Worldwide beneficially owns indirectly through Maidenform, such 4,042,779 shares of Common Stock. Elizabeth Coleman, as a result of her direct and indirect ownership of the capital stock of Worldwide and certain voting rights and powers with respect to the selection of and decision-making by the Board of Directors of Worldwide, may be deemed to beneficially own the 4,042,779 shares of Common Stock indirectly beneficially owned by Worldwide. Ms. Coleman disclaims the beneficial ownership of all such shares.

Item 13.  Certain Relationships and Related Transactions.

     During 1995, 1994 and  1993, Registrant purchased

merchandise and contracted labor from Triumph and its affiliates amounting to $25,601,000, $17,900,000, and $25,500,000,

respectively.  During 1995, Triumph agreed to extend terms of payment to Registrant and began charging interest on the amounts owed which aged beyond 30 days payment terms.  The rate of

interest charged is 9% and the amounts paid in 1995 were

$206,000. Until July 1993, Triumph guaranteed certain notes

payable and lines of credit, for which Registrant incurred loan guarantee fees amounting to approximately $80,000 in 1993.

     Registrant's sales to Maidenform, Inc. from April 26, 1995 to December 31, 1995 were $2,595,000.  Registrant also has

remitted to Maidenform $13,894,000 as repayment of the advances made by Maidenform used to satisfy Registrant's bank debt on

April 26, 1995.

     Registrant participates in the consolidated cash

management system of the Maidenform Group.  (See Item 7.

Management Discussion and Analysis of Financial Condition and

Results of Operations).



Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K:

     (a) The following documents are filed as part of this report:

                                                      Page No.

        1.  Financial Statements:

             Independent auditor's report                   F-1

               NCC Industries, Inc. and Subsidiary
               financial statements:
               Consolidated balance sheets as of
               December 31, 1995 and 1994                   F-2


               Consolidated statements of income for
               each of the three years in the
               period ended December 31, 1995              F-3


               Consolidated statements of shareholders'
               equity for each of the three years in the
               period ended December 31, 1995.              F-5


               Consolidated statements of cash flows
               for each of the three years in the
               period ended December 31, 1995.              F-6


               Notes to consolidated financial statements   F-8


          2.  Financial statements schedules:               F-9

               Schedule II for each of the three
               years in the period ended
               December 31, 1995.                           F-20

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

          3.  Exhibits:

             The Exhibits Index is on Page 48.

     (b)  Reports on Form 8-K - None.
     (c)  Exhibit Index is on Page 48.
     (d)  See (a)2 above.













                              Report of Independent Auditors




Shareholders and Board of Directors
NCC Industries, Inc.

We have audited the accompanying consolidated balance sheet of NCC Industries, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the information related to 1995 on the financial statement schedule on page F-20 of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCC Industries, Inc. and subsidiary at December 3l, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Ernst & Young  LLP

Syracuse, New York
February 16, 1996, except for Notes 4 and
13 as to which the date is March 29,1996





                        Report of Independent Auditors




     Shareholders and Board of Directors
     NCC Industries, Inc.

     We have audited the accompanying consolidated balance sheet of NCC Industries, Inc. and subsidiary as of December 31, 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCC Industries, Inc. and subsidiary at December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                     Coopers & Lybrand  LLP

     Syracuse, New York
     February 3, 1995





                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  ___________



                                              ASSETS


                                                        December 31,
                                                   1995                    1994
         Current assets:

           Cash and cash equivalents             $  725,198               $ 1,034,820

           Investments                              671,382                    -
           Accounts receivable, less allowance
             for doubtful accounts of $432,000
             in 1995 and $350,000 in 1994         15,864,241               16,448,704
           Inventories                            45,020,477               39,104,654
           Prepaid expenses                          288,247                  396,012
           Income taxes refundable                     -                       99,042
           Deferred taxes                          2,058,824                1,507,863

              Total current assets                64,628,369               58,591,095

         Property, plant and equipment, net       10,155,629               11,186,318


         Other assets                                584,744                1,810,590



              Total assets                       $75,368,742              $71,588,003


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     LIABILITIES AND SHAREHOLDERS' EQUITY




                                                       December 31,
                                                   1995                     1994


         Current liabilities:
           Notes payable, banks                $      -                   $12,000,000
           Accounts payable                      15,638,193                 5,352,165
           Accrued expenses                       5,795,273                 3,112,645
           Due to affiliates                     11,077,154                 2,532,502
           Current portion of long-term debt        445,000               445,000

             Total current liabilities           32,955,620                23,442,312

         Long-term debt, less current portion     1,916,415                 2,361,415
         Long-term notes payable, bank               -                      7,000,000
         Deferred taxes                             309,203                   628,053
         Other liabilities                        1,355,753                 2,172,575

            Total liabilities                    36,536,991                35,604,355



         Shareholders' equity:
           $7 cumulative preferred stock,
             $1 par value;
             authorized 500,000 shares;
             issued and outstanding - none
           Common stock, $1 par value,
             authorized 10,000,000 shares,
             issued 4,866,841 shares              4,866,841                 4,866,841
           Additional paid-in capital             5,077,911                 5,077,911
           Retained earnings                     31,645,396                28,894,732
           Minimum pension liability            (    75,369)              (   172,808)
          Less:
             Common stock in treasury,
             491,349 shares
               at cost                          ( 2,683,028)              ( 2,683,028)

              Total shareholders' equity         38,831,751                35,983,648

              Total liabilities and
                 shareholders' equity           $75,368,742               $71,588,003



                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  ___________



                                                             Years Ended December 31,
                                                    1995            1994         1993

         Net sales                              $125,987,326    $128,042,422     $110,597,782
         Cost and expenses:
           Cost of sales                          97,802,166      95,503,504       82,151,733
           Shipping, selling,
             general and administrative           22,507,559      22,674,374       21,709,190
           Interest, net                           1,873,822       1,634,346        1,670,443

                                                 122,183,547     119,812,224          105,531,366

              Income before income taxes           3,803,779       8,230,198        5,066,416



         Income taxes:
           Current:
             Federal                               1,616,442       1,923,221        1,386,234
             State and local                         306,485         265,849          247,174
           Deferred                               (  869,812)        140,116        ( 281,791)
                                                   1,053,115       2,329,186        1,351,617


          Net income                              $2,750,664      $5,901,012       $3,714,799

          Income per common share                     $.63          $1.35             $.85


          Weighted average number of shares        4,375,563       4,375,563        4,379,721

                  The accompanying notes are an integral part
                   of the consolidated financial statements.




                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993







                           Common Stock                    Additional            Minimum       Treasury Stock
                            Number of                      Paid-In    Retained   Pension     Number of
                           Shares Issued        Amount     Capital    Earnings   Liability     Shares       Amount

Balance, December 31, 1992   4,866,841        $4,866,841   $5,077,911 $19,278,921              486,174     ($2,641,903)

Net income                                                            $ 3,714,799
Purchase of treasury stock                                                                       4,775      ($   38,025)
Minimum pension liability                                                       ($103,558)

Balance, December 31, 1993  4,866,841         $4,866,841   $5,077,911          $22,993,720            ($103,558)
                                                                                               490,949   ($2 679,928)

Net income                                                  $5,901,012
Purchase of treasury stock                                                                    400      ($    3,100)
Minimum pension liability                                                       ($ 69,250)

Balance, December 31, 1994          4,866,841   $4,866,841 $5,077,911           $28,894,732            ($172,808)
                                                                                               491,349  ($2,683,028)

Net income                                       $ 2,750,664
Purchase of treasury stock
Minimum pension liability                                                       $  97,439

Balance, December 31, 1995          4,866,841   $4,866,841 $5,077,911           $31,645,396            ($ 75,369)
                                                                                                 491,349  ($2,683,028)





    The accompanying notes are an integral part of the consolidated financial statements.
                                       F-6



                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ___________

                          Increase (Decrease) in Cash



                                                               Years Ended December 31,
                                                        1995            1994         1993

       Cash flows from operating activities:
           Net income                                $2,750,664      $5,901,012    $3,714,799
           Adjustments to reconcile net income
             to net cash provided by (used in)
             operating activities:
               Depreciation                           l,527,346       1,466,132     1,242,357
               Amortization                              19,440          22,765        25,897
               Deferred income taxes                (   869,812)        140,116   (   281,791)
               Provision for losses
                 on accounts receivable                 108,000         (16,447)       72,400
               Loss on retirement
                 of plant and equipment                  32,865          58,550        35,465

         Changes in operating
           assets and liabilities:
            Accounts receivable                      476,463        ( 4,078,586)        2,180,435
            Inventories                          ( 5,915,823)         9,011,729       (13,514,288)
            Prepaid expenses                         107,765          (65,932)        121,029
            Income taxes refundable/payable           99,042          133,250     (    51,037)
            Other assets                             635,024          173,267             202,321
            Accounts payable
              and accrued expenses                13,066,094        1,879,566     (   171,768)
            Due to affiliate                       8,544,652          544,646     (   235,313)
            Other liabilities                    (   816,822)         245,309             492,623

         Net cash (used in) provided
         by operating activities                   19,764,898       15,415,377    ( 6,166,871)

      Cash flows from investing activities:

         Purchase of plant and equipment          (   563,601)     ( 1,170,042)   ( 3,133,830)
         Proceeds from sales of fixed assets           34,081           16,500           -
         Increase in
           short-term investments                        -                        (   200,548)
         Funds issued for supplier
           note receivable                       (   100,000)     (   150,000)    ( 1,739,589)

         Net cash used in
           investing activities                  (   629,520)     ( 1,303,542)    ( 5,073,967)

                                  (Continued)

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ___________

                          Increase (Decrease) in Cash


                                                             Years Ended December 31,
                                                         1995           1994       1993


         Cash flows from financing activities:
           Payments to acquire treasury stock       $       -     ($     3,100)   ($   38,025)
           Repayment of long-term debt             (    445,000)  (    445,000)   (   445,000)
           Net (repayment) borrowings
             under notes payable, banks            ( 19,000,000)  ( 13,081,000)    10,481,000

              Net cash (used in) provided by
                financing activities               ( 19,445,000)  ( 13,529,100)     9,997,975

              Net (decrease) increase in cash      (    309,622)       582,735    ( 1,242,863)

         Cash and cash equivalents,
           beginning of year                          1,034,820        452,085      1,694,948

              Cash and cash equivalents,
                 end of year                       $    725,198    $ 1,034,820      $  452,085








          Supplemental disclosures of cash flow information (see Note 1):
          Cash paid during the year for:
             Interest                             $   1,173,235    $ 1,631,230      $1,645,747
             Income taxes                               251,553      2,271,231       1,572,823










                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                      F-8
                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________

         1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

          The Company is engaged in the garment business, in which it manufactures and distributes (predominantly to retail businesses) popular priced ladies under-garments. Sales are made to department, specialty and chain stores throughout the United States. Triumph International Overseas Ltd., a Liechtenstein corporation ("Triumph"), was the Company's majority shareholder until April 26, 1995, when Triumph sold its interest, and who, at December 31, 1994 owned approximately 84% of the outstanding shares. Maidenform Worldwide, Inc., ("Worldwide") a Delaware corporation, is the Company's ultimate majority shareholder by ownership of Maidenform Inc. ("Maidenform"), the Company's controlling shareholder, who, at December 3l, 1995 owned approximately 92% of the Company's outstanding common shares.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

          Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          Investments

          In May 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was issued by the
          Financial Accounting Standards Board. As permitted, the Company implemented this Standard on January 1, 1994. The effect of the adoption was immaterial to the Company. Investments consist primarily of mutual funds and bonds and are stated at market, which approximates cost. At December 31, 1994, investments were included with other assets.


          Inventories
          Inventories are stated at the lower-of-cost or market. Cost is determined on the first-in, first-out basis.


                                      F-9
                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________

      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Property, Plant and Equipment and Depreciation

          Property, plant and equipment are stated at cost. Depreciation has been computed by the straight-line method over the estimated useful lives of the related assets.

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

          Under a Tax Allocation Agreement with Maidenform, the Company files a consolidated federal income tax return and a combined New York State return with Maidenform. Current and deferred income tax liabilities have been determined on a separate company basis. That is, each member of the consolidated group will determine its respective current and deferred income taxes as if it had not been included in a consolidated, combined or unitary tax return. The total current tax liabilities of the group determined on a separate company basis may exceed taxes actually due to the respective tax authorities because of the use of losses, (i.e. NOL) or credits of group members. To the extent of such excess, the excess will be payable to those group members whose losses or credits are utilized.

          Other Assets

          Other assets consist principally of notes receivable due from a garment processor at December 31, 1995 and 1994 and long-term investments at December 31, 1994. The notes bear interest at the prime rate. Payments are made based on the billings by the processor to the Company. The notes are being repaid by deduction from amounts owed by the Company to the processor for services performed. During 1995 and 1994, the Company deducted $ 453,280 and $528,920 respectively, and applied such deductions to the notes. It is estimated that the notes will be reduced by $400,000 in 1996.
                                     F-10

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________


       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Concentration of Credit Risk

           The Company performs periodic credit evaluations of its customers'
           financial condition.   The Company has granted credit to one
           customer whose balance owed consisted of 10% of the Company's accounts receivable at December 31, 1995 and 11% of the Company's accounts receivable at December 31, 1994. The Company granted credit to another customer whose balance owed consisted of less than 1% of the Company's accounts receivable at December 31,1995 and 20% of the Company's accounts receivable balance at December 31, 1994. The Company granted credit to a third customer whose balance owed consisted of 10% of the Company's accounts receivable at December 31, 1995 and 5% of the Company's accounts receivable at December 31, 1994.


         2.  INVENTORIES

           Inventories by major classifications are as follows:

                                               1995             1994

             Raw materials                     $ 7,566,204      $ 7,287,229
             Work-in-process                    10,659,170        9,639,312
             Finished goods                     26,795,103       22,178,113

                                               $45,020,477      $39,104,654


         3.  PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment at December 31, consisted of the following:

                                               1995             1994

             Land                              $   239,867      $   239,867
             Building and building improvements  6,334,777        6,334,777
             Machinery and equipment            10,201,234        9,798,420
             Construction in progress               73,023          190,206
                                                16,848,901       16,563,270
             Less:  Accumulated depreciation     6,693,272        5,376,952
                                               $10,155,629      $11,186,318







                                     F-11

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________


       4.  NOTES PAYABLE, BANKS

          The Company participates in the consolidated cash management system of its ultimate parent, Worldwide, and its subsidiaries ("the Maidenform Group"). As such the Company is a party to and its liquidity is dependent upon the Maidenform Group's financing arrangements. Substantially all of the Company's non-payroll disbursements are controlled by the Maidenform Group. The Maidenform Group's long term debt includes a revolving credit facility for $120,000,000, a $50,000,000 term loan and
          $30,000,000 in senior notes for which the Company's assets and stock are pledged as collateral. Under the revolving credit facility, the Maidenform Group may borrow, repay, and reborrow through April 25, 1998, the facility expiration date; however, borrowings are limited to certain percentages of the Maidenform Group's trade accounts receivable and inventories.

          As of December 31, 1995, outstanding borrowings under the revolving credit facility amounted to $81,000,000. In addition, outstanding letters of credit (which reduce the maximum available borrowings) issued by the bank for the account of the Maidenform Group under the facility amounted to $3,000,000. In January and February 1996, the Maidenform Group borrowed the remaining $36,000,000 available under the facility. On March 29, 1996, the bank loan agreement was amended and the Maidenform Group borrowed an additional $20,000,000 under a new term loan, of which $10,000,000 is repayable on August 15, 1996 and $5,000,000 is repayable on each of October 30 and November 30, 1996. Proceeds of the new loan are to be used to pay trade payables.

          The term loan is repayable in increasing quarterly principal installments ranging form $2,000,000 to $3,000,000 commencing on June 30, 1996 through maturity on March 31, 2001 and also provides for prepayments of principal (i) from the proceeds received by the Maidenform Group in connection with certain transactions and (ii) based on a percentage of the Maidenform Group's net cash flow, as defined, for each of the three years ending December 31,1995 through 1997, payable no later April 30 of the following year. In addition, the senior notes also provide for similar prepayment at the option of the noteholders. No amounts were subject to prepayment at December 31, 1995.

          The senior notes are due September 30, 2003, payable in annual principal installments of $4,285,714 on each September 30, commencing 1997 through 2003.

          Notes payable under the above described financing arrangements are collateralized by the assets of the Maidenform Group, which include the assets of the Company.

          The above described loan agreements contain covenants that, among other matters, restrict additional borrowings, dividends and other payments with respect to the Maidenform Group's capital stock and provide for the maintenance of minimum consolidated tangible net worth, and certain financial ratios, including current assets (excluding inventory) to current liabilities, debt to equity, fixed charge coverage and debt to operating cash flow ratios (all as defined). At December 31, 1995, no amounts of retained earnings were available for dividends.
                                     F-12

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________


       4. NOTES PAYABLE, BANKS (Continued)

          The Company, based on information supplied by Worldwide, believes that these credit facilities together with continued vendor support are sufficient for it to meet its cash flow needs.

          As of December 31, 1994, the Company had long-term notes payable of $7,000,000 with interest at rates which were periodically negotiated (rates ranged from 6.82% to 7.49% as of December 31, 1994). At December 31, 1994, the Company also had $12,000,000 outstanding on various lines of credit. The notes payable and lines of credit were repaid during 1995 by Maidenform (see Note
          9).


         5.  LONG-TERM DEBT

          Long-term debt at December 31, 1995, consisted of $2,361,415 Series "A" Industrial Development Bonds (the Bonds) issued by Cortland County Industrial Development Agency. The Bonds are tax-exempt and bear interest at various rates based on maturity, ranging from 6.6% to 8%, and are payable on September 15 and March 15 of each year. Annual maturities are $445,000 through 1998, $210,000 in 1999, and $205,000 thereafter, through September 15, 2003.

          The Bonds are collateralized by a first mortgage on the land, facility and certain equipment purchased with the proceeds of the bond financing. The Bonds are also collateralized by an irrevocable letter of credit for $2,542,068 which was issued for the account of the Company in favor of the Bond Trustee for the benefit of the bondholders.

          The Bond Indenture requires, among other things, that the Company maintain certain financial ratios.

        6.  INCOME TAXES

          The temporary differences which give rise to a significant portion of deferred tax assets and liability at December 31, 1995 and 1994 are as follows:

                                     1995           1994

            Inventory                 $1,415,103     $1,003,712
            Accounts receivable          251,946        127,085
            Depreciation             (   695,313)   (   757,354)
            Accruals                     853,627        563,957
            Employee benefit plans       595,519        560,149
            Other                         65,496         41,822
                                       2,486,378      1,539,371

            Less:  Valuation allowance(   736,756)     (659,561)
                                       $1,749,622   ($  879,810

                                     F-13
                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________



         6.  INCOME TAXES (Continued)

           Net deferred taxes are classified as follows:

                                         1995         1994

                 Current asset           $2,058,824   $1,507,863
                 Long-term liability        309,203      628,053
                                         $1,749,622   $  879,810


             Reconciliation of federal statutory rate to the effective income tax rate for years ended December 31 follows:

                                                             1995      1994      1993

               Statutory federal taxes                       34.0%     34.0%     34.0%
               State income taxes, net of
                 federal income tax benefit                    4.8      1.8      2.5
               Adjustment of the valuation allowance           1.0       .4      3.7
               Section 936 incentive credit and other        (12.1)   ( 7.9)     (13.5)
                                                              27.7%    28.3%     26.7%

         7.  RETIREMENT BENEFIT PLANS

             Pension Plans

             a. The Company has a noncontributory defined benefit pension plan. Employees may no longer accrue service benefits due to an amendment in 1991, but may continue to receive service benefits for vesting purposes.
The Company funds an amount each year that is necessary to keep the plan on a sound actuarial basis.

                 The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.0%, 7.5% and 6.25% at December 31, 1995, 1994 and 1993, respectively. The expected long-term rate of return on assets used to determine the net pension cost was 8%,8% and 7.5% during 1995, 1994 and 1993, respectively.



                                     F-14
                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________


         7.  RETIREMENT BENEFIT PLANS (Continued)

                 A summary of the plan's funded status reconciled to the amounts reported in the Company's consolidated balance sheet at December 31 is as follows:

                                                                         1995           1994
                 Actuarial present value of benefit obligations:
                   Accumulated benefit obligation, including
                     vested benefits of $1,713,533 and $1,571,377.    ($1,720,724)    ($1,585,552)
                 Projected benefit obligation
                   for service provided to date                   ($1,720,724)        ($1,585,552)
                 Plan assets at fair value, primarily
                   cash equivalents and U. S. government
                   securities                                       1,436,380         1,193,331
                      Projected benefit obligation
                        in excess of plan assets                  (   284,344)        (   392,221)
                 Unrecognized net loss                                 75,369         (   172,808
                 Accrued pension cost                                (208,975)        (219,413)
                 Minimum pension liability                        (    75,369)   (   172,808)
                      Unfunded pension liability
                        included in accrued expenses              ($  284,344)        ($  392,221)


                                           1995         1994          1993
           Net pension cost includes:
              Interest cost               $118,216     $108,896     $ 107,265
              Actual return on plan assets             (291,830)      106,687      (88,403)
              Net amortization and deferral             198,880      (210,793)       9,765
                                          $ 25,266    $   4,790      $ 28,627

              b. On January 1, 1992, the Company implemented a defined contribution plan covering all participants in the defined benefit plan or active Continental U.S. employees age 21 or older with one year of service except for certain executives. Contributions to the plan are determined at the discretion of the Board of Directors and are based on participants' age and compensation. Salary deferrals may be made by the participants commencing January 1, 1993. Total defined contributions costs for 1995, 1994 and 1993 were $253,500, $247,794, and $223,772, respectively.

            Postretirement Health Care and Life Insurance Plan

          The Company provides for certain limited postretirement medical and life insurance benefits covering certain employees hired prior to December 1, 1977.

          The Accumulated Postretirement Benefit Obligation was determined using a discount rate of 7.0% and 6.5% at December 31, 1995 and 1994, respectively. The assumed healthcare cost trend rate used was 9.5% for 1995; the rate was assumed to decrease gradually to 5% by the year 2008 and remain at that level thereafter.
                                     F-15
                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________

7.  RETIREMENT BENEFIT PLANS (Continued)

          A summary of the plan's funded status reconciled to the amounts reported in the company's consolidated balance sheets at December 31, 1995 and 1994 are as follows:

                                                                     1995      1994
               Accumulated Postretirement
                 Benefit Obligation (APBO):
                   Retirees                                     $  712,830    $  708,000
                   Active plan participants
                     fully eligible                                271,467    320,600
                   Other active plan participants                  293,920    264,500
                    Total APBO                                   1,278,217    1,293,100
               Plan assets at fair value                             -        -
                    APBO in excess of plan assets                1,278,217    1,293,100
               Unrecognized net gain                                77,536    30,200
                    Accrued postretirement benefit
                    obligation included in other
                       liabilities                              $1,355,753    $1,323,300

                                                          1995        1994        1993
               Net Periodic Post-
                 retirement Benefit Expense:
                   Service cost                        $ 10,300     $ 12,200     $ 14,400
                   Interest cost                         85,200       84,400     99,200
                   Amortization of gains in
                      excess of corridor                 (7,100)        -        -
                    Net periodic postretire-
                      ment benefit expense             $ 88,400     $ 96,600     $113,600

          A discount rate of 7.0%, 7.5% and 8% was used to determine the net periodic postretirement benefit expense for December 31, 1995, 1994 and 1993.
          Increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $53,600 and increase the aggregate of the service cost and interest cost of net periodic postretirement benefit expense by $4,800.





                                     F-16
                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________

          8.  COMMITMENTS

             Leases

             Rent expense was approximately $467,000, $262,000 and $428,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
             Minimum lease commitments, exclusive of real estate taxes and other expenses, under all noncancelable real property operating leases at December 31, 1995 are as follows:

                              1996                            $552,962
                              1997                             562,148
                              1998                             583,960
                              1999                             561,848
                              2000                             527,738
                              Thereafter                     1,141,625

             The leases provide for the payment of increases in real estate taxes and other costs.

          9.  RELATED PARTY TRANSACTIONS

             During 1995, 1994 and 1993, the Company purchased merchandise and contracted labor from Triumph and its affiliates amounting to $25,601,000, $17,900,000, and $25,500,000, respectively. During 1995, Triumph agreed to extend terms of payment to the Company and began charging interest on the amounts owed which aged beyond 30 days payment terms. The rate of interest charged is 9% and the amounts paid in 1995 were $206,000. As of December 31, 1995 and 1994 the payable to Triumph was $5,172,771 and $2,532,502, respectively.

             The Company's sales to Maidenform from April 26, 1995 to
             December 31, 1995 were $2,595,000. The Company also has remitted to Maidenform $13,894,000 as repayment of the advances made by Maidenform used to satisfy the Company's bank debt on April 26, 1995. The Company is charged a rate which approximates prime plus 1% on its intercompany balance with Maidenform. As of December 31, 1995, $5,904,383 was payable to
             Maidenform.

             Until July 1993, Triumph guaranteed certain notes payable and lines of credit, for which the Company incurred loan guarantee fees amounting to approximately $80,000 in 1993.

             In July 1986, the Company's former President acquired 250,000 shares of the Company's common stock for $1 per share, which approximated market value, in exchange for a $250,000 promissory note. The promissory note called for semi-annual interest payments at an annual interest rate of 7.5%, with principal due on October 31, 1994. The former President's employment agreement also included a bonus of $550,000 which was paid upon expiration of the agreement on October 31, 1994. At such time the aforementioned note was paid in full.



                                     F-17
                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________
   10. MAJOR CUSTOMERS

      The Company had sales to one customer which approximated 16% in 1995, 17% in 1994, and 20% in 1993. Sales to another customer approximated 14% in 1995, 18% in 1994, and 16% in 1993 and sales to a third customer approximated 11% in 1995, and 9% in 1994.

   11. CONTINGENCIES

      The Company is subject to actions that arise in the ordinary course of its business activities. Management believes that any resolution of such matters will not materially affect the financial position or results of operations of the Company. Management believes that they have meritorious defenses and intends to vigorously defend such actions.

   12. FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

      Investment securities: The fair value for marketable debt and equity securities are based on quoted market prices. Fair value approximates carrying value at December 31, 1995.

      Long term debt: The Company believes the fair value of its long-term debt approximates its carrying value as the debt is at a fixed rate that approximates the rate at which the company could currently borrow similar funds in the same jurisdiction.

   13. SUBSEQUENT EVENTS

      In March 1996, the Company made a decision to close its subsidiary's two leased
      Puerto Rican manufacturing facilities and subsequent to that date began a process of notification of employees and the government of Puerto Rico.
      Although the
      government of Puerto Rico has made offers to the Company to retain the facility, which Registrant's management is considering, management believes that the facility will be closed and its sewing assembly operations will be transferred to other locations.

      Management believes that all equipment from these facilities will be used at other locations; however, the leases on these facilities, which have combined annual rental of approximately $94,000, do not expire until 1999 and 2002. Management has not determined the total expected cost of the closure which will be recorded in 1996.








                                     F-18


                         INDEPENDENT AUDITORS' REPORT






     Shareholders and Board of Directors
     NCC Industries, Inc.
     Cortland, New York



     Our report on the consolidated financial statements of NCC Industries, Inc. and Subsidiary is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the respective years financial statement schedule on page F-20 of this Form 10-K.

     In our opinion, the financial statement schedule for the respective years referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                           Coopers & Lybrand
     L.L.P.

     Syracuse, New York
     February 3, l995












                                     F-19


                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  ___________


                 Col. A                    Col. B       Col. C       Col. D     Col. E
                                                       Additions
                                          Balance at   Charged to               Balance at
                                          Beginning    Costs and               End
              Description                 of Period     Expenses    Deductions
              of Period
                1995

         Allowance for doubtful
           accounts receivable            $350,000     $108,000     $ 26,000    (a)  $432,000

                  1994
         Allowance for doubtful
           accounts receivable            $350,000    ($ 16,447)   ($ 16,447)   (b)  $350,000




                  1993

         Allowance for doubtful
           accounts receivable            $312,700     $ 72,400     $ 35,100    (a)  $350,000








         (a)  Uncollectible accounts written off.

         (b)  Uncollectible accounts written off net of bad debt recoveries.

                                               F-20



                                  SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED:

                                             NCC INDUSTRIES INC.


                                             By/s/
                                             Steven Masket       Date
                                             Executive Vice President -
                                             General Counsel,
                                             Secretary



                                             By/s/
                                             Ira Glazer               Date
                                             Executive Vice President -
                                             Chief Operating Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


     /s/                                          /s/
     Elizabeth Coleman        Date                     Steven Masket       Date
     Chairman, President, and                         Executive Vice President
    -
     Chief Executive Officer                           General Counsel,
     Secretary


     /s/                                          /s/
     David Masket        Date                     Frank Magrone
     Vice Chairman                                Executive Vice President

     /s/
     Ira Glazer               Date
     Executive Vice President -
     Chief Operating Officer







                                     F-21

                                 EXHIBIT INDEX
Exhibit No.                   Description                                  Page

 3(i)             (1) Certificate of Incorporation of Registrant              *
               (incorporated by reference to Exhibit 3(a) of Registrant Form 10-K for the Year ended
               December 31, 1980).

  (i)           (2) Amendment to Certificate of Incorporation of
               *
              Registrant, dated June 13, 1986 (incorpoprated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended December 31, 1986).

  (ii)           Bylaws of Registrant (incorporated by reference to
               *
               exhibit 3(b) of Registrant's
               Form 10-K for the year ended December 31, 1980).

  4            Omitted (Inapplicable).                                  *

 10(a)             (1) Omitted (Inapplicable).                               *

                 (2) Omitted (Inapplicable).                            *

                 (3) Omitted (Inapplicable).                            *

                (4)  Letter Agreement, dated July 30, 1991,                  *
               between Registrant and Bratex Dominicana, C.
               por A. ("Bratex"), providing for a loan to Bratex and for the provisions of product assembling, sewing, packaging and shipping services for Registrant by Bratex (incorporated by reference to Exhibit 10(a)(5) of Registrant's
               Form 10-K for the year ended December 31, 1993).

                (5)  Letter Agreement, dated November 19,                    *
               1992, between Registrant and Bratex, providing for an additional loan to Bratex for the packaging and shipping services for Registrant by Bratex (incorporated by reference to Exhibit
               10(a)(6) of Registrant's Form 10-K for the year ended December 31, 1993).

                (6)  Letter Agreement, dated as of June 18,                  *
               1993, between Registrant and Bratex, providing for additional loans and advances to Bratex and for the provision of product assembling, sewing, packaging and shipping services for Registrant by Bratex (incorporated by reference to Exhibit 10(a)(7) of Registrant's Form 10-K for the year ended December 31,1993) .




           *Incorporated by Reference
                                 EXHIBIT INDEX

Exhibit No.                   Description                               Page


  10(b)         (1)  Omitted (Inapplicable).                           *

                (2)  Lease of New York, New York property at           *
               465 Park Avenue, (incorporated by reference to
               Exhibit 10(b)(3) of Registrant's Form 10-K for the year ended December 31, 1991).

                (3)  Omitted (Inapplicable).                       *

                (4)  Stock Purchase Agreement dated April 26 1995      *
               between Maidenform Worldwide, Inc. And Certain
               Stockholders of NCC Industries, Inc., as Sellers.
               (incorporated by reference to Exhibit 10(a)(1) of Registrant's Form 10-Q for the quarter ended
               April 1, 1995.

                (5)  Stock Sale Agreement dated April 26, 1995         *
               between Triumph International Overseas Ltd., various Sellers and Catherine C. Brawer, as agent for the Sellers.
               (incorporated by reference to Exhibit 10(a)(2) of Registrant's Form 10-Q for the quarter ended
               April 1, 1995.

                (6)  Loan Agreement dated April 26, 1995               *
               from various banks to Maidenform Worldwide and its affiliates.
               (incorporated by reference to Exhibit 10(a)(3) of Registrant's Form 10-Q for the quarter ended
               April 1, 1995.

                (7)  Amended and Restated Note Purchase Agreement      *
               dated April 26, 1995.
               (incorporated by reference to Exhibit 10(a)(4) of Registrant's Form 10-Q for the quarter ended
               April 1, 1995.

                (8)  Security Agreement dated April 26, 1995.          *
               (incorporated by reference to Exhibit 10(a)(5) of Registrant's Form 10-Q for the quarter ended
               April 1, 1995.

                (9)  Pledge Agreement dated April 26, 1995.            *
               (incorporated by reference to Exhibit 10(a)(6) of Registrant's Form 10-Q for the quarter ended
               April 1, 1995.



* Incorporated by reference



                                 EXHIBIT INDEX

     Exhibit No.                   Description
Page


     10(b)cont  (10) Amendment to Series A Credit and Reimbursement
*
               Agreement.
               (incorporated by reference to Exhibit 10(a)(8) of Registrant's Form 10-Q for the quarter ended
               April 1, 1995.


                (11) Consent to Second Lien.
*
               (incorporated by reference to Exhibit 10(a)(9) of Registrant's Form 10-Q for the quarter ended
                April 1, 1995.


                   (12) First Amendment to Loan Agreement dated
53
               March 29, 1996.  See Exhibit 10(a)(6).

                   (13) Amendment to the Amended and Restated Note
90
               Purchase Agreement dated March 29, 1996.
               See Exhibit 10(a)(7).

                (14) Reaffirmation Agreement dated March 29, 1996.
118
               See Exhibit 10(a)(8).

     10(c)      (1)  Omitted (Inapplicable).

              (2)  Omitted (Inapplicable).

              (3)  Omitted (Inapplicable).

              (4)  Omitted (Inapplicable).

              (5)  Omitted (Inapplicable).

              (6)  Omitted (Inapplicable).

              (7)  Omitted (Inapplicable).

                (8)  Employment Agreement dated April 26, 1995
*
                 between Maidenform , Inc. and Frank Magrone.
                 (incorporated by reference to Exhibit 10(a)(10) of
                  Registrant's Form 10-Q for the quarter ended
                  April 1, 1995.





* Incorporated by reference.





                                 EXHIBIT INDEX


Exhibit No.                   Description
Page



 10(c)(cont)     (10)  Letter Agreement, between Registrant and
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

            ( 2)  Amendment to Installment Sale Agreement,                 *
dated as of September 1, 1998, between the IDA

            and Registrant (incorporated by reference
              Exhibit 28(a)(2) of Registrant's Form 10-K for
            the year ended December 31, 1988).

              (1)  Trust Indenture, dated as of September 1,
*                      1988, between the IDA and Key Trust Company
            (the "Trustee"), approved and consented to by Registrant (incorporated by reference to Exhibit
            28(b)(2) of Registrant's Form 10-Q for the quarter ended October 1, 1988).

            (2)  Irrevocable Transferable Letter of Credit,                *
dated September 30, 1988, from Norstar to the
            Trustee for the account of Registrant (incor-porated by reference to Exhibit 28(b)(3) of Registrant's Form 10-Q for the quarter ended
            October 1, 1988).

            (3)  Series A Credit and Reimbursement
*                     Agreement, dated as of September 1, 1988,
            between Registrant and Norstar (incorpor-ated by reference to Exhibit 28(b)(4) of Registrant's Form 10-Q for the quarter ended October 1, 1988).


            (4)  Series A Mortgage, dated as of September 1,
*                     1988, from the IDA and Registrant to the Trustee
            and Norstar (incorporated by reference to Exhibit 28(b)(5) of Registrant's Form 10-Q the quarter ended October 1, 1988).

           ____________________
           * Incorporated by Reference


                                 EXHIBIT INDEX


Exhibit No.                   Description                                  Page

10(d)(cont)   (5)  Series A Pledge and Assignment, dated as                  *
            of September 1, 1988, from the IDA to the Trustee, acknowledged by Registrant (incor-porated by reference to Exhibit 28(b)(6) of Registrant's Form 10-Q for the quarter ended October 1, 1988).

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


  21      Subsidiaries of Registrant (incorporated by                   *
reference to Exhibit 22 of Registrant's
          Form 10-K for the year ended December 31,
          1991).

24(a)             Omitted (Inapplicable).

(b)          Omitted (Inapplicable).

 27           Financial Data Schedule                                       126


          ____________________
          * Incorporated by reference
                                 EXHIBIT INDEX

Exhibit No.                        Description                        Page




               FIRST AMENDMENT TO LOAN AGREEMENT


     THIS FIRST AMENDMENT TO LOAN AGREEMENT (this "Amendment") is made as of the 29th day of March, 1996, among MAIDENFORM WORLDWIDE, INC. ("Worldwide-DE"), a Delaware corporation, MAIDENFORM, INC. ("Maidenform"), a New York corporation, BETEX, S.A. ("Betex"), a Costa Rican corporation, CREACIONES TEXTILES de MERIDA, S.A. de C.V. ("Creaciones"), a Mexican corporation, ELIZABETH NEEDLE CRAFT, INC. ("Elizabeth"), a New York corporation, JAMAICA NEEDLECRAFT, LTD. ("Jamaica"), a Jamaican corporation, MAIDENFORM INTERNATIONAL, LTD. ("International"), a New York corporation, NICHOLAS NEEDLECRAFT, INC. ("Nicholas"), a New York corporation, NCC INDUSTRIES, INC. ("NCC"), a Delaware corporation, CRESCENT INDUSTRIES, INC. ("Crescent"), a Delaware corporation (Worldwide-DE, Maidenform, Betex, Creaciones, Elizabeth, Jamaica, International, Nicholas, NCC and Crescent are each hereinafter referred to individually as "Borrower" and collectively as "Borrowers"), CORESTATES BANK, N.A. ("CoreStates"), a national banking association, NATIONSBANK, N.A. ("Nationsbank"), a national banking association, THE CHASE MANHATTAN BANK N.A. ("Chase"), a national banking association, NATIONAL CITY BANK ("City"), a national banking association, NBD BANK ("NBD"), a Michigan banking corporation, COMERICA BANK ("Comerica"), a Michigan banking corporation, EUROPEAN AMERICAN BANK ("EAB"), a New York banking corporation, and UNITED JERSEY BANK ("UJB"), a New Jersey banking corporation (CoreStates, Nationsbank, Chase, City, NBD, Comerica, EAB and UJB are hereinafter each referred to as a "Bank", and collectively as "Banks"), CoreStates, as agent for the Banks (CoreStates, in such capacity, and any successor agent shall be hereinafter referred to as "Agent"), and CoreStates, as issuing bank for the Letters of Credit (CoreStates, in such capacity, and any successor issuing bank shall be hereinafter referred to as "Issuing Bank").

                           BACKGROUND

          Borrowers, Maidenform Worldwide, Inc. ("Worldwide-NY"), a New York corporation, Banks, Agent and the Issuing Bank executed a Loan Agreement dated as of April 26, 1995 (such Loan Agreement as amended hereby and hereafter from time to time shall be referred to herein as the "Loan Agreement") pursuant to which Banks made available to Borrowers and Worldwide-NY the Revolving Credit in the maximum principal amount of $120,000,000.00 and the Term Loan in the principal amount of $50,000,000.00. Capitalized terms used herein and not otherwise defined shall have the meanings given to such terms in the Loan Agreement.

          The Term Loan is evidenced by eight separate Term Loan Notes executed by Borrowers and Worldwide-NY, each dated as of April 26, 1995, and each payable to the order of a different Bank in the principal amount of such Bank's interest in the Term Loan. The Revolving Credit is evidenced by eight separate Revolving Credit Notes each dated as of April 26, 1995, and each payable to a different Bank in the principal amount of such Bank's maximum Commitment.

          On or about the Closing Date, Maidenform Worldwide-NY was merged into Maidenform Worldwide-DE.

          Borrowers' obligations under the Loan Agreement, the Term Loan Notes and the Revolving Credit Notes were and are secured by, among other things, (i) the Florida Mortgage, (ii) the Collateral Assignments (iii) the North Carolina Mortgage, (iv) the New York Mortgage, (v) the Trademark Agreement, (vi) the Security Agreement, and (vii) the Pledge Agreement.

          The Collateral Agent presently holds a lien on and security interest in the Collateral and is legally entitled to enforce collection of the indebtedness evidenced by the Loan Agreement, the Term Loan Notes, and the Revolving Credit Notes and secured by the Security Documents in accordance with the terms of the Notes, the Security Documents and the Intercreditor Agreement.

          Borrowers have asked that Banks extend a new term loan in the amount of $20,000,000.00 to finance the payment of current payables and amend certain of the financial covenants in the Loan Agreement. Subject to the terms and conditions set forth herein, certain of the Banks have agreed to make a new term loan in the amount of $20,000,000.00 and otherwise amend the Loan Agreement as set forth herein.

          NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and intending to be legally bound, the parties hereto agree as follows:

          Amendments to Loan Agreement. Borrowers and Banks agree to modify the terms and conditions of Borrowers' obligations to Banks and Banks' obligations to Borrowers under the Loan Agreement in accordance with the terms and conditions set forth herein. The parties hereto agree that all the terms and conditions of the Loan Agreement shall continue unchanged and remain in full force and effect except as amended herein as follows:

          The following definitions in Section 1.1 of the Loan Agreement are hereby amended to read as follows:

     "Applicable Margin" means (A) for the Second Term Loan, for the period from the date of the Amendment to Loan Agreement through and including August 15, 1996, 2.50% per annum, and thereafter 3.00% per annum, and (B) for Revolving Credit Base Rate Tranches, 0.50% per annum, for Revolving Credit LIBO Rate Tranches, 2.25% per annum, for Term Loan Base Rate Tranches, 1.50% per annum, for Term Loan LIBO Rate Tranches, 3.25% per annum, provided that after repayment in full of all interest on and the principal of the Second Term Loan and payment of all other fees in connection therewith (but in any event no earlier than March 31, 1996), the foregoing shall continue in effect unless otherwise specified in accordance with the table and text below:

     With respect to the Revolving Credit:

     If Fixed Charge Coverage                Then Applicable Margin is:
     Ratio is:                     If the Leverage Ratio is:     Base Rate
Tranches: LIBO Rate Tranches:

     1.25 or greater     and  0.60 or less        0%             1.75%

               UNLESS:
     1.50 or greater     and  0.55 or less        (.25%)              1.50%

               UNLESS:
     2.25 or greater     and  0.50 or less        (.50%)              1.25%


     With respect to the Term Loan:

     If Fixed Charge Coverage                The Applicable Margin is:
     Ratio is:                     If the Leverage Ratio is:     Base Rate
Tranches: LIBO Rate Tranches:

     1.25 or greater     and  0.60 or less        1.00%               2.75%

               UNLESS:
     1.50 or greater     and  0.55 or less        .75%           2.50%

               UNLESS:
     2.25 or greater     and  0.50 or less        .50%           2.25%


     The calculation of the Applicable Margin pursuant to the above table shall be made quarterly, commencing with the first fiscal quarter ending immediately after repayment in full of all interest on and principal of the Second Term Loan and payment of all other fees in connection therewith, for the immediately preceding twelve month period, and shall be based upon the Consolidated balance sheet and income statement of the Borrowers for such period, provided that for calculations made for any period which includes any time prior to the Closing Date, such calculation shall also be based on the portion of the Combined Pro Forma relating to such period prior to the Closing Date. In the event that the Applicable Margin changes, such change shall become effective, for all Loans then existing or thereafter made, as of the first day of the month immediately following the month in which the Borrowers' quarterly financial statements are delivered to Agent except that the Applicable Margin, once reset, shall remain in effect for not less than ninety (90) days.
     Notwithstanding anything contained in this definition of "Applicable Margin", if at any time commencing with the fiscal quarter ending September 30, 1996, Borrowers' Leverage Ratio is greater than 0.60, the Applicable Margin shall be as follows, effective, for all Loans (other than the Second Term Loan) then existing or thereafter made, on the first day of the fiscal quarter immediately following the fiscal quarter for which the Leverage Ratio is greater than 0.60 and ending on the first day of the month immediately following the month in which the Borrowers' quarterly financial statements, indicating a Leverage Ratio of 0.60 or less, are delivered to Agent:

     Revolving Credit         Revolving Credit         Term Loan      Term Loan
     Base Rate Tranches: LIBO Rate Tranches: Base Rate Tranches: LIBO Rate
Tranches:

     0.75%               2.50%               1.75%               3.50%

                $105,000,000.00 from the First Amendment Closing Date through June 30, 1996, (b) $100,000,000.00 from July 1, 1996 through September 30,
     1996, or (c) $95,000,000.00 from October 1, 1996 through December 31,
     1996.

     "Facilities" means collectively, the Term Loan, the Second Term Loan and the Revolving Credit.

     "Fees" means all payments except for interest and principal which the Borrowers are required to make to the Agent, the Issuing Bank, and/or the Banks hereunder and shall include, without limitation, amounts owing in connection with any prepayment under any LIBO Loan, the Commitment Fee, the Agent's Fee, the Facility Fee, the Second Term Loan Facility Fee, any fees associated with the issuance of any Letter of Credit or otherwise required under Section 2.19 hereof, the costs of hedging and any amounts payable pursuant to Section 8.9.

     "Fixed Charges" means at any time (A) amounts paid over the prior twelve
     (12) months by the Borrowers (determined on a Consolidated basis for quarters commencing with the quarter ending September 30, 1995, determined with reference to the Combined Pro Forma for quarters ending prior to the date hereof, and determined on a Consolidated basis and with reference to the Combined Pro Forma for the quarter ending prior to the date hereof, and determined on a Consolidated basis and with reference to the Combined Pro Forma for the quarter ending June 30, 1995) under operating leases, whether characterized as rents or otherwise (other than payments under such leases in respect of insurance, real estate taxes, utilities, maintenance or similar charges, and additional rentals, in excess of the minimum based on percentage of sales), interest in connection with any Credit Obligation (including without limitation the Revolving Credit and the Term Loan but excluding the Subordinated Debt), and the cash payments, consistent with the one-time charge accrued in the second quarter of 1995, in connection with the retirement of Robert Brawer, and (B) Current Maturities, provided however that principal payments due on the Second Term Loan shall not be included in Fixed Charges.

     "Funded Debt" means at any time with respect to the Borrowers on a Consolidated basis, without duplication, the sum of (A) all Credit Obligations (including without limitation the Term Loan and the Revolving Credit but excluding the Subordinated Debt) which have a final maturity of one or more years from the date of origination, (B) the indebtedness outstanding under the Second Term Loan, (C) the maximum aggregate liability under all guarantees other than guarantees of the tenant's obligations to pay rent and operating expenses under operating leases, (D) the indebtedness attributed to all capitalized leases, and (E) short term indebtedness (other than the Subordinated Debt) which has not been paid in full for a period of 60 consecutive days or more during the immediately previous four fiscal quarters.

     "GAAP" means generally accepted accounting principles in the United States in effect from time to time as promulgated in statements, opinions and pronouncements by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and any successor entities, consistently applied, provided, however, that if GAAP changes after the First Amendment Closing Date so as to change the calculations of the financial covenants set forth in Sections 5.18, 5.19, 5.20, 5.21 and 5.22, such financial covenants shall be reset on a dollar-for-dollar basis to take into account such change in GAAP.

     "Loan Documents" means the documents associated with this transaction, including but not limited to this Agreement, the First Amendment to Loan Agreement, the Notes, the Intercreditor Agreement, the Environmental Indemnity, the Protection Agreements, and the Security Documents, as each may be amended or supplemented from time to time.

     "Loans" means all Advances under the Revolving Credit, the Term Loan and the Second Term Loan.

     "Notes" means the Revolving Credit Notes, the Term Loan Notes and the Second Term Loan Notes.

     "Pro Rata Share" of a Bank means:

          (A) for purposes of (i) making Advances and receiving payments with respect to the Revolving Credit as set forth in Section 2.4; (ii) determining the obligations of a Bank to reimburse the Collateral Agent for returned or dishonored checks as set forth in Section 2.9(D), (iii) determining a Bank's participation in any Letter of Credit, reimbursement obligations with respect thereto, and right to receive payments from the Letter of Credit Cash Collateral Account and fees from Letters of Credit, all as set forth in Section 2.19, (iv) applying payments, after an Event of Default and acceleration of the Loans, against the Term Loan or the Revolving Credit pursuant to clause "fifth" of Section 2.9(C), and (v) applying mandatory prepayments from Borrower's Net Cash Flow pursuant to
     Section 2.2(B) or made pursuant to Section 2.6, such Bank's pro rata percentage as set forth on Exhibit 2.1 hereof;



          (B) for purposes of (i) applying payments made prior to an Event of Default and acceleration of the Loans, pursuant to Section 2.9(B), (ii) applying interest payments made after an Event of Default and acceleration of the Loans, pursuant to clause "fifth" of Section 2.9(C), (iii) determining such Bank's rights to sell participations pursuant to Section 8.14, such Bank's pro rata percentage (as set forth on Exhibit 2.1 with respect to the Term Loan and Revolving Credit or on Exhibit 2.2.1 with respect to the Second Term Loan) of the Loan to which such payment or participation interest under the circumstances relates;

          (C) for purposes of applying payments made after an Event of Default and acceleration of the Loans, against the Second Term Loan pursuant to clause "fifth" of Section 2.9(C), such Bank's pro rata percentage, if any, as set forth on Exhibit 2.2.1 hereof; and

          (D) for purposes of (i) applying payments made after an Event of Default and acceleration of the Loans, pursuant to clause "sixth" of
     Section 2.9(C), (ii) determining the indemnification obligations of the Banks pursuant to Section 7.9, (iii) calculating each Bank's interest in any set-off pursuant to Section 8.3, and (iv) for all other purposes not expressly set forth above, that percentage calculated from a fraction, the numerator of which is such Bank's Commitment plus such Bank's portion of the outstanding principal amount of the Term Loan, plus such Bank's portion, if any, of the outstanding principal amount of the Second Term Loan, and the denominator of which is the aggregate of all Commitments, plus the aggregate amounts outstanding under the Term Loan and the Second Term Loan.

               The following definitions are hereby incorporated  into Section
     1.1 of the Loan Agreement and shall read as follows:

     "First Amendment to Loan Agreement" means the First Amendment to Loan Agreement by and among Borrowers, the Agent and the Banks dated as of March __, 1996.

     "First Amendment Closing Date" means the date on which the Banks advance the Second Term Loan.

     "Lockbox" shall have the meaning given to such term in Section 2.9(D) hereof.

     "Lockbox Agreement" shall have the meaning given to such term in Section 2.9(D) hereof.

     "Master Collection Account" shall have the meaning given to such term in
     Section 2.9(D) hereof.

     "Second Term Loan" has the meaning given to such term in Section 2.2.1 hereof.

     "Second Term Loan Facility Fee" means $150,000.00, constituting three-quarters of one percent (3/4%) of the aggregate amount of the Second Term Loan, payable to the Agent for the account of the Banks making the Second Term Loan, based on each Bank's pro rata share of the Second Term Loan as set forth on Exhibit 2.2.1 hereof.

     "Second Term Loan Maturity Date" means November 30, 1996.

     "Second Term Loan Notes" has the meaning given to such term in Section
     2.2.1 hereof.

     "Significant Asset" means (A) any intangible asset including, without limitation, any patent, trademark, license or copyright of any Borrower, provided that until the Borrowers transfer such general intangibles having a value in the aggregate of $500,000.00 while this Agreement remains in effect, the term "Significant Asset" shall not include the first $100,000.00 in value of general intangibles transferred by the Borrowers in any fiscal year and (B) any other asset of any Borrower (other than Inventory in the ordinary course of business), provided that the term "Significant Asset" shall not include the first $1,000,000.00 in the aggregate net value of assets referred to in clause (B) above transferred by the Borrowers in any fiscal year, with "value" as used in clause (A) hereof to be determined at the higher of fair market value or book value as determined by the Borrowers' books and records and "net value" as used in clause (B) hereof to be determined at the higher of fair market value or book value as determined by the Borrowers' books and records less the amount expended or committed to be expended by the Borrowers (in an amount not to exceed $10,000,000.00) with respect to any one sale of Significant Assets, within one hundred twenty (120) days before and/or after such transfer for the acquisition of any other asset, the use of which the Borrowers reasonably intend will replace the use of the asset transferred, provided that the "net value" of any asset shall never be less than zero.

          The following sentence shall be added to the end of Section 2.1 of the Loan Agreement:

     In addition, subject to the terms and conditions hereinafter provided, each Bank identified on Exhibit 2.2.1 hereto, for itself only, agrees to make on the First Amendment Closing Date its portion of the Second Term Loan in the principal amount set forth opposite its name on Exhibit 2.2.1 hereto.

          Section 2.2(B) of the Loan Agreement is hereby amended by changing the date "March 31, 1996" appearing in the sixth line of such subsection to "June 30, 1996."

          Section 2.2.1 shall be added to the Loan Agreement immediately after
Section 2.2 and immediately prior to Section 2.3, to read as follows:

          SECTION 2.2.1  The Second Term Loan.

          (A) Subject to the terms and conditions of this Agreement, the Banks identified on Exhibit 2.2.1 hereto shall extend to the Borrowers a second term loan in the principal amount of Twenty Million Dollars ($20,000,000.00) (the "Second Term Loan"). The Second Term Loan shall be advanced by such Banks on the First Amendment Closing Date and shall be used by the Borrowers for the purposes set forth in the Background Section of the First Amendment to Loan Agreement. The Second Term Loan shall earn interest at the Adjusted Base Rate. Amounts repaid or prepaid by the Borrowers under the Second Term Loan shall not be available to the Borrowers for reborrowing.

          (B) The Borrowers shall pay interest on the principal amount of the Second Term Loan outstanding from time to time at the Adjusted Base Rate applicable to the Second Term Loan. The Adjusted Base Rate shall change
     (a) simultaneously with each change in the Base Rate and (b) with any change in the Applicable Margin in accordance with the definition thereof. With respect to the Second Term Loan, the Borrowers shall pay to the Agent for the account of each Bank making a portion of the Second Term Loan interest monthly in arrears from the First Amendment Closing Date until the principal amount of the Second Term Loan has been repaid in full, on the last day of each month commencing with the last day of the month in which the First Amendment Closing Date occurs. The Borrowers shall repay the principal balance of the Second Term Loan in the amounts and on the dates set forth below:

Date                               Each Principal Repayment

August 15, 1996                    $10,000,000.00
October 30, 1996                   $ 5,000,000.00
November 30, 1996                  $ 5,000,000.00

          (C) The joint and several obligation of the Borrowers to repay the Second Term Loan and interest thereon shall be evidenced by promissory notes of the Borrowers dated the date hereof, each payable to the order of a Bank making a portion of the Second Term Loan in a principal amount equal to the amount set forth opposite such Bank's name with respect to the Second Term Loan on Exhibit 2.2.1 hereto and otherwise substantially in the form of Exhibit 2.2.2 attached hereto (the "Second Term Loan Notes").

          Section 2.4(B) of the Loan Agreement is hereby amended by deleting the number "$7,500,000.00" from the eighth line of such subsection and replacing it with "$15,000,000.00".

          Section 2.5 of the Loan Agreement is hereby amended by adding subsection 2.5(D) to the end of Section 2.5 and immediately prior to Section 2.6, to read as follows:

          (D) Second Term Loan Facility Fee. The Borrowers shall pay the Second Term Loan Facility Fee to the Agent for the benefit of those Banks making a portion of the Second Term Loan, on the First Amendment Closing Date.

          Section 2.6 of the Loan Agreement is hereby amended to read as follows:

     The Borrowers shall pay to the Agent, for the benefit of each Bank based on such Bank's Pro Rata Share, promptly upon consummation of each of the transactions set forth below: (A) the gross proceeds from the sale of any Significant Asset of the Borrowers, less (i) any reasonable costs and expenses thereof incurred to Persons other than any Borrower or any Borrower's Subsidiaries or Affiliates and (ii) the amount expended or committed to be expanded by the Borrowers (in an amount not to exceed $10,000,000.00 with respect to any one sale of Significant Assets) within one hundred twenty (120) days before and/or after such sale for the acquisition of any other asset, the use of which the Borrowers reasonably intend will replace the use of the Significant Asset sold, (B) the gross proceeds when received by the Borrowers as a result of the termination of any over-funded Plan, net of any (i) reasonable out-of-pocket costs and expenses incurred by the Borrowers to Persons other than any Borrower or any Borrower's Subsidiaries or Affiliates related to the termination which would not have been incurred but for such termination; (ii) amount set aside for a successor Plan; (iii) surplus assets of the terminated Plan attributable to employee contributions; and (iv) federal, state or city excise and income taxes, including alternative minimum taxes, that would not have been incurred but for receipt of such proceeds, net of any Borrower's net loss carry forwards or other credits available to be applied against such taxes, (C) the gross proceeds of any private placement of equity by the Borrowers, net of any reasonable costs and expenses thereof incurred to Persons other than any Borrower or any Borrower's Subsidiaries or Affiliates; (D) the gross proceeds of any public sale of equity by the Borrowers, net of any reasonable costs and expenses thereof incurred to Persons other than any Borrower or any Borrower's Subsidiaries or Affiliates and (E) the gross amount of any debt for borrowed money (whether by private placement or public sale) described in Section 5.24(A)(5) incurred by Borrowers or any of them, provided that if the Intercreditor Agreement, the Private Placement Notes or related documents require a prepayment of the Private Placement Notes or permit the holders thereof to require such a prepayment as a result of the occurrences described in clauses (A), (B), (C), (D) and/or (E) of this sentence, then the amount Borrowers shall be obligated to prepay hereunder as a result of the occurrences described in clauses (A), (B), (C), (D) and/or (E) of this sentence shall be equal to (1) the amount which otherwise would be payable but for this proviso times a fraction the numerator of which shall be the aggregate principal amounts of the Term Loan and the Second Term Loan then outstanding plus the aggregate of the Commitments and the denominator of which shall be the sum of the principal amount of the Private Placement Notes then outstanding plus the principal amounts of the Term Loan and the Second Term Loan then outstanding, plus the aggregate of the Commitments, plus (2) if positive, the amount which otherwise would be payable but for this proviso minus the amount of prepayment actually required by the Intercreditor Agreement, the Private Placement Notes, the related documents, and/or the holders of the Private Placement Notes, and minus the amount of prepayment required under (1); provided further that neither the foregoing provision nor any payment made by Borrowers and accepted by the Agent shall constitute a waiver by the Agent or the Banks of any breach of any covenant by Borrowers which may have occurred hereunder as a result of any of the events described in clauses (A), (B), (C), (D) and/or (E) hereof. Amounts prepaid in accordance with this Section shall be applied when received first against the Term Loan Base Rate Tranches and thereafter against the Term Loan LIBO Rate Tranches, if any. To the extent the application of this subsection requires a paydown of any LIBO Loan prior to the end of the applicable Interest Period(s) the Borrowers shall pay any prepayment compensation provided by Section 2.17(B) herein. Mandatory repayments hereunder shall in no way postpone, decrease or otherwise affect the Borrower's obligations to make the regularly scheduled installments on the Term Loan as set forth in Section 2.2.

          Clause fifth of Section 2.9(C) of the Loan Agreement is hereby amended to read as follows:

          fifth, to (i) the outstanding principal amount of the Second Term Loan, to each Bank which makes a portion of such Loan ratably in accordance with such Bank's Pro Rata Share (ii) the outstanding principal amount of the Term Loan, to each Bank ratably in accordance with its Pro Rata Share, (iii) the principal amount of the Advances, and (iv) obligations under the Protection Agreements(with such obligations being calculated or recalculated, as the case may be, on and as of the date(s) on which such payments or collections are to be applied), all on a pro rata basis;

          Section 2.9 of the Loan Agreement is hereby amended to add subsection 2.9(D) to Section 2.9 immediately after Section 2.9(C) and prior to Section 2.10, to read as follows:

     (D) Within ten (10) days of the First Amendment Closing Date, the Borrowers shall direct all of their account debtors to make payments to Borrowers in care of one of the post office boxes (each, a "Lockbox") identified in the Lockbox applications previously executed by the Borrowers and accepted by CoreStates and any Lockbox applications hereafter executed by the Borrowers or any of them and accepted by CoreStates, which Lockboxes (i) will be under the exclusive control of CoreStates in its capacity as Collateral Agent, and (ii) shall at all times be subject to the terms and conditions (including without limitation terms and conditions relating to the payment of fees for providing lockbox services, the availability of funds and the Collateral Agent's rights with respect to returned or dishonored checks) set forth in said Lockbox applications and in CoreStates' brochure of terms and conditions for lockbox accounts previously delivered to the Borrowers as such brochure may be amended by CoreStates in its sole discretion from time to time (all such Lockbox applications and brochures in effect from time to time are hereinafter referred to collectively as the "Lockbox Agreements"). Each Business Day, Collateral Agent shall deposit receipts from each Lockbox into the non-interest bearing Maidenform Collection Account #00012-55267 with the Collateral Agent or such other non-interest bearing, restricted access Maidenform account as the Collateral Agent may require (account #00012-55267 and such other accounts, if any, are hereinafter referred to as the "Master Collection Account"). On the Wednesday (or the next Business Day if any Wednesday is not a Business Day) after receipt or at such other times (which may be more often than weekly) as the Collateral Agent may otherwise direct in its reasonable discretion, Borrowers shall cause the receipts from each retail store or outlet owned and/or operated by Borrowers or any of them to be deposited by wire or other electronic transfer into the Master Collection Account, so that collected funds therefor are in the Master Collection Account at the opening of business on the following Business Day. Borrowers shall cause all credit card payments to be deposited daily into the Master Collection Account directly by wire or other electronic transfer. Borrowers shall cause all other payments of accounts, instruments, general intangibles or otherwise not otherwise referred to above to be deposited into the Master Collection Account promptly upon receipt. Subject to the provisions of the Intercreditor Agreement, provided that there has not occurred an Event of Default and acceleration of the Loans as set forth in Section 6.2 hereof, and Borrowers have paid all amounts then due, at the beginning of each Business Day, Collateral Agent shall withdraw and, in its capacity as Agent, shall apply any collected funds held in the Master Collection Account against the outstanding principal amount of the Revolving Credit. Subject to the provisions of the Intercreditor Agreement, after the occurrence of an Event of Default and the acceleration of the Loans as set forth in Section 6.2 hereof, or if the Borrowers shall have failed to pay all amounts which have come due on or prior to such applicable due date, at the beginning of each Business Day the Collateral Agent shall withdraw and apply any collected funds held in the Master Collection Account in accordance with the Intercreditor Agreement, and the Agent shall apply any funds received by it under the Intercreditor Agreement in accordance with
     Section 2.9(C) above. Each Bank agrees to reimburse the Collateral Agent in the amount of such Bank's Pro Rata Share (net of such Bank's Pro Rata Share of any amount reimbursed by the Noteholders under the Intercreditor Agreement) of any returned or dishonored check which is not reimbursed by Borrowers, immediately upon demand by the Collateral Agent. Borrowers agree that any portion of the Loans repaid with proceeds from checks which are returned or dishonored will be immediately reinstated and continue to be owing as if no payment thereon were made. Borrowers hereby grant, bargain, convey and set over to the Collateral Agent for the benefit of Agent, Issuing Bank, the Banks and the Noteholders a security interest in and lien upon the Lockboxes, the Master Collection Account and all cash and other assets at any time hereafter contained therein. No Borrower shall have access to any of the funds maintained in the Lockboxes or the Master Collection Account, or any of the payments made therein. Each Borrower hereby appoints the Collateral Agent, acting through any employee, officer or agent of the Collateral Agent, as such Borrower's true and lawful attorney-in-fact, to receive all incoming mail delivered to any Lockbox, open all such mail, remove all collections or admittances therefrom in payment of or on account of any Borrower's accounts and use the Collateral Agent's reasonable efforts to promptly forward all other mail so received to Borrowers' place of business, with power to sign and endorse the name of any Borrower on any note, check, draft, money order or other instrument of payment made to any Lockbox or the Master Collection Account, to give written notices after a Default or Event of Default or during any Enforcement Period to account debtors in connection with any accounts, to give written notice after a Default or Event of Default or during any Enforcement Period to officers and officials of the United States Postal Service to affect a change or changes of address so that all mail addressed to any Borrower may be delivered directly to a post office box identified in any Lockbox Agreement, and to do any and all things necessary to be done with respect to the creation and maintenance of the Lockboxes and/or Master Collection Account. Borrowers hereby ratify all actions undertaken by the Collateral Agent pursuant to said power of attorney hereinabove granted, if done in good faith. Such power of attorney shall be deemed to be coupled with an interest and irrevocable as long as any of the Loans are outstanding. Borrowers agree not to change any direction given to any account debtor to make payments to the post office boxes identified in the Lockbox Agreements without the Collateral Agent's prior written consent. Borrowers represent and warrant that as of the date hereof, all account debtors have been instructed to make payments to Borrowers into lockboxes maintained with either CoreStates or Chase. Borrowers hereby direct Chase to transfer daily to the Master Collection Account by wire or other electronic transfer all collected funds paid into any lockboxes maintained by any Borrower with Chase. Except as set forth in the immediately preceding sentence, Borrowers agree to deliver to the Collateral Agent immediately upon receipt, any payment received by any Borrower from an account debtor after the First Amendment Closing Date in the medium so received, for deposit into the Master Collection Account.

          Section 2.17(A) of the Loan Agreement is hereby amended to read as follows:

     (A) The Borrowers may prepay Base Rate Loans (including without limitation the Second Term Loan) in whole or in part at any time and from time to time upon one Business Day's notice to the Agent, without premium or penalty; provided, however, that any prepayment of the Second Term Loan shall be in an amount not less than $3,000,000.00 or the entire remaining unpaid balance, if less.

          Section 3.2 of the Loan Agreement is hereby amended by changing the "." after the word "whole" in subsection 3.2(C) to "; and" and adding subsection 3.2(D) thereafter, to read as follows:

     (D)  If the covenants set forth in Sections 5.19, 5.20, 5.21, 5.22 and
     5.31 were to be calculated on the date of such Advance, disbursement or selection, the Borrowers would be in compliance with such Sections.

          The second sentence of Section 4.4 of the Loan Agreement is hereby amended to read as follows:

     Between December 31, 1994 and the Closing Date, there has been no material adverse changes to the financial condition (other than as reflected on the Combined Pro Forma), business or prospects of the Borrowers taken as a whole or the Domestic Borrowers taken as a whole, either in such positions or in such results of operations.

          Section 5.1 of the Loan Agreement is hereby amended to read as follows:

     SECTION 5.1 Use of Proceeds. The proceeds of the Term Loan and Revolving Credit will be used for the purposes set forth in the Background Section of this Agreement. The proceeds of the Second Term Loan will be used for the purposes set forth of the Background Section of the First Amendment to Loan Agreement.

          The second sentence of Section 5.2(A) of the Loan Agreement is hereby amended to read as follows:

     Concurrently with such year-end Financial Statements, the Borrowers shall furnish to each Bank a written statement by such accounting firm stating that nothing came to their attention that caused them to believe that a Borrower failed to comply with the covenants contained in Sections 5.16 through 5.24 hereof inclusive and Sections 5.4, 5.5, 5.13, 5.14, 5.26,
     5.27 and 5.31 hereof insofar as they relate to accounting matters (which statement may contain such qualifications and limitations as are customarily included in such a report).

          Section 5.2(B) of the Loan Agreement is hereby amended in its entirety to read as follows:

          (B) In addition, the Borrowers will furnish to each Bank, (i) within sixty (60) days from the Closing Date the Combined Pro Forma for the period from January 1, 1995 through the Closing Date, and (ii) within (60) days of the close of each fiscal quarter other than the last fiscal quarter of each fiscal year, Borrowers' Interim Financial Statements for such fiscal quarter and the period then ended prepared by the Borrowers in accordance with GAAP, consistently applied, subject only to usual year-end adjustments and the absence of footnotes, provided that Interim Financial Statements for the fiscal quarter ending June 30, 1996 and for each fiscal quarter thereafter (except for the last fiscal quarter in each fiscal year) shall be reviewed by ERNST & YOUNG or other independent certified public accountants reasonably satisfactory to the Agent.

          Section 5.2(C) of the Loan Agreement is hereby amended by adding the following to the end of such Section:

     In addition, commencing on the First Amendment Closing Date and thereafter, at any time while Borrowers' Leverage Ratio is 0.60 or greater the Borrowers will also furnish to each Bank, by Friday of each week (as of the end of the seven-day week ended on the previous Tuesday) prior to the Termination Date or at such more frequent intervals as Agent may request, a completed Borrowing Base Certificate substantially in the form of Exhibit 1.1A hereto executed by the chief financial officer(s) of the Borrowers or, if not available, by the assistant controller(s) of the Borrowers.

          Section 5.19 of the Loan Agreement is hereby amended in its entirety to read as follows:

          SECTION 5.19 Leverage Ratio. The Borrowers will maintain its Leverage Ratio at not more than the following levels at any time during the following periods:

                                        Maximum Leverage
               Period                        Ratio

     as of the end of each fiscal
     quarter, through the quarter
     ending December 31, 1995                0.70:1

     as of the fiscal quarters
     ending March 31, 1996 and
     June 30, 1996                           0.80:1

     as of the end of the fiscal quarter
     ending September 30, 1996               0.75:1

     as of the fiscal quarter
     ending December 31, 1996                0.65:1

     as of the end of each fiscal
     quarter from January 1, 1997
     through the quarter ending
     September 30, 1997                      0.60:1

     as of the end of each fiscal
     quarter from and after
     October 1, 1997                         0.55:1

          Section 5.20 of the Loan Agreement is hereby amended in its entirety to read as follows:

     SECTION 5.20 Tangible Net Worth. Until the Borrowers provide the Banks with the Combined Pro Forma for the period from January 1, 1995 through the Closing Date required by Subsection 5.2(B)(i) hereof, the Borrowers will not permit Tangible Net Worth at any time to be less than $72,000,000.00. From the Closing Date through December 31, 1995, the Borrowers will not permit Tangible Net Worth to be less that (A) 90% of
     the Tangible Net Worth as of the         Closing Date, minus (B) $5000.00,
     being the amount expended between the Closing Date and December 31, 1995 to acquire 300 shares of the outstanding NCC stock not purchased on the Closing Date, plus (C) 70% of the aggregate Consolidated net profit after taxes since the Closing Date, provided that Consolidated losses incurred for any reporting period shall not be used to reduce aggregate Consolidated net profit after taxes for purposes of this Section 5.20. From January 1, 1996 through June 30, 1996, the Borrowers will not permit Tangible Net Worth to be less than the amounts set forth below:

               Period                   Tangible Net Worth



     through March 31, 1996             $ 68,000,000.00

     through June 30, 1996              $ 76,000,000.00


     Thereafter, the Borrowers will not permit Tangible Net Worth to be less than the greater of (A) $76,000,000.00, or (B) the sum of (i) the Tangible Net Worth covenant level which the Borrowers are obligated to meet on December 31, 1995 plus (ii) 70% of the aggregate Consolidated net profit after taxes since January 1, 1996, provided that Consolidated losses incurred for any reporting period shall not be used to reduce aggregate Consolidated net profits after taxes for purposes of this Section 5.20.

          Section 5.21 of the Loan Agreement is hereby amended in its entirety to read as follows:

     SECTION 5.21 Fixed Charge Coverage Ratio. The Borrowers will not permit the Fixed Charge Coverage Ratio for the immediately preceding four fiscal quarters (including the fiscal quarter ending on such date) to be less than the following amounts as of the end of each fiscal quarter ending during the following periods:

                                             Minimum Fixed Charge
               Period                        Coverage Ratio

     September 30, 1996 through
     December 30, 1996                       1.00:1

     December 31, 1996 and each
     fiscal quarter ending thereafter        1.10:1

          Section 5.22 of the Loan Agreement is hereby amended in its entirety to read as follows:

          SECTION 5.22 Funded Debt to Operating Cash Flow. The Borrowers will not permit the ratio of Funded Debt to Operating Cash Flow for the immediately preceding four fiscal quarters (including the fiscal quarter ending on such date) to be greater than the following amounts as of the end of each fiscal quarter ending during the following periods:

          Date                               Maximum Ratio

     Closing through the fiscal quarter
     ending September 30, 1995               5.25:1

     for the fiscal quarter ended
     December 31, 1995                       7.00:1

     for the fiscal quarter
     ending March 31, 1996                   9.00:1

     for the fiscal quarter
     ending June 30, 1996                    7.00:1


     for the fiscal quarter ending
     September 30, 1996                      4.75:1

     from October 1, 1996 through
     the fiscal quarter ending
     September 30, 1997                      4.25:1

     from October 1, 1997 and each fiscal
     quarter ending thereafter               4.00:1

          Section 5.23 of the Loan Agreement is hereby amended in its entirety to read as follows:

     SECTION 5.23 Dividends and Distributions. Prior to June 30, 1997, no Borrower shall make or declare any dividend upon any capital stock of any Borrower or return any capital to any of its shareholders, or make or declare any other payment or distribution or delivery of any property to any Borrower's shareholders in their capacity as such, or redeem, return, purchase or acquire directly or indirectly, any shares of any Borrower's capital stock now or hereafter outstanding except (A) for the distribution of dividends from Borrowers to Domestic Borrowers, which shall be permitted provided that there does not then exist after giving affect to such distribution, an Event of Default or Unmatured Event of Default , (B) between the Closing Date and December 31, 1995, Borrowers shall be entitled to purchase 300 shares of NCC stock not otherwise purchased on or about the Closing Date at a price not to exceed $5000.00, provided that such shares are delivered to the Collateral Agent to be held subject to the Pledge Agreement, and (C) if, but only if, the Second Term Loan has been repaid in full and Borrower's Leverage Ratio, Tangible Net Worth, Fixed Charge Coverage Ratio and ratio of Funded Debt to Operating Cash Flow each have reached such levels at such times as would be in compliance with Sections 5.19, 5.20, 5.21 and 5.22 as in effect prior to the First Amendment to Loan Agreement, the Borrowers shall be in entitled to purchase the remaining outstanding shares of NCC as described in the Background Section hereof provided that such shares are delivered to the Collateral Agent to be held subject to the Pledge Agreement. After June 30, 1997, Borrowers shall be entitled to make or declare dividends upon any capital stock of any Borrower or return any capital to any of its shareholders or make or declare any other payment or distribution to any Borrower's shareholders in their capacity as such, provided that there does not exist any Event of Default or Unmatured Event of Default at the time such dividend, payment or distribution is made or declared, provided further that no Event of Default or Unmatured Event of Default would otherwise result after giving effect to the making or declaring of such dividends, payment or distribution, and provided further that the Second Term Loan has been repaid in full and Borrowers' Leverage Ratio, Tangible Net Worth, Fixed Charge Coverage Ratio and ratio of Funded Debt to Operating Cash Flow each have reached such levels at such times as would be in compliance with Sections 5.19, 5.20, 5.21 and 5.22 as in effect to the First Amendment to Loan Agreement.

          Section 5.24(C) of the Loan Agreement is hereby amended in its entirety to read as follows:

     (C) The Borrowers shall not enter into or consent to any amendment to the Subordinated Debt without the Majority Banks prior written consent, except to extend the term for payment thereof. The Borrowers shall not make any payment on the Subordinated Debt (i) until the Second Term Loan has been repaid in full and Borrowers' Leverage Ratio, Tangible Net Worth, Fixed Charge Coverage Ratio and ratio of Funded Debt to Operating Cash Flow each have reached such levels at such times as would be in compliance with Sections 5.19, 5.20, 5.21 and 5.22 as in effect prior to the First Amendment to Loan Agreement or (ii) while there exists an Event of Default or Unmatured Event of Default or if an Event of Default or Unmatured Event of Default would otherwise result after giving effect to such payment.

          The Loan Agreement is hereby amended to add a new Section 5.31, to read as follows:

          SECTION 5.31 Inventory. The Borrowers will not permit the aggregate value of all Inventory of the Borrowers, as reflected on the year-end audited Financial Statements provided to the Banks for the fiscal period ending December 31, 1996, to exceed $170,000,000.00.

          The Loan Agreement is hereby amended to add a new Section 5.32 to read as follows:

          SECTION 5.32 Management Consultant. Within ten (10) days after the First Amendment Closing Date, Borrowers shall engage a management consultant satisfactory to the Agent, to determine the cause of the rapid build up of Borrowers' inventory, to review and report upon the effectiveness of the Borrowers' inventory liquidation plan, and inventory accounting and production planning systems, and to review and report on such other matters as reasonably determined by the Agent. Borrowers will agree in writing to the scope of such review consistent with the foregoing sentence. Borrowers shall cooperate fully with such management consultant, shall permit the Agent to contact and discuss with such management consultant its progress and findings from time to time, and cause such management consultant to prepare and deliver to the Banks and Borrowers an initial written report of its study, in form and detail reasonably satisfactory to the Agent, promptly upon completion of such review but in no event later than May 31, 1996. Thereafter, at the request of the Agent, which may be made at any time and from time to time until Borrowers' Leverage Ratio, Tangible Net Worth, Fixed Charge Coverage Ratio and ratio of Funded Debt to Operating Cash Flow each have reached such levels at such times as would be in compliance with Sections 5.19, 5.20, 5.21 and 5.22 as in effect prior to the First Amendment to Loan Agreement, Borrowers shall engage a management consultant, satisfactory to the Agent, to review Borrowers' business operations or any aspect thereof, and to prepare a written report of any such review which shall be made available to the Banks and Borrowers which report shall be in form and detail reasonably satisfactory to Agent. Borrowers shall cooperate fully and in good faith with such management consultant so as to enable any required review and report to be completed promptly and accurately.

          The Loan Agreement is hereby amended to add a new Section 5.33 to read as follows:

          SECTION 5.33   Termination of Plan.   Borrowers have indicated to the
     Agent and the Banks that Borrowers intend to terminate the Maidenform, Inc. Retirement Plan and replace it with a successor Plan. Borrowers have indicated that they are now preparing data to make the necessary calculations to commence the termination and intend diligently to pursue such termination to complete such termination and effect a reversion of assets from the Plan by December 31, 1996, or as soon thereafter as is reasonably practicable after the IRS issues: (i) a favorable determination letter as to the qualification of the Plan as terminated; and (ii) a private letter ruling that not more than a 20% excise tax will be imposed pursuant to Code Section 4980, if the IRS is issuing private letter rulings on this subject. If Borrowers implement such termination, Borrower's shall use special ERISA counsel and enrolled actuaries and Borrowers shall comply with ERISA, the Code, any and all other laws and regulations applicable thereto and all Plan documents in proceeding with such termination, and shall satisfy all liabilities of the Plan to participants and beneficiaries in accordance with 4044(d)(1) of ERISA. Before making application to terminate said Retirement Plan, Borrowers shall deliver to Agent a written summary of their proposed method of terminating the Plan, including an explanation of how the method will avoid the imposition of a 50% excise tax pursuant to Code Section 4980(d), along with a projected estimate by their enrolled actuaries of the amount of the proceeds described in Section 2.6(B). Borrowers shall deliver to the Agent copies of the applications for the determination letter and private letter ruling, if any, described above, and copies of all filings with the PBGC in advance of filing and final copies of these applications and filings when filed, any correspondence with and from the IRS and PBGC in relation thereto, and any other information or documents as Agent may reasonably request with respect to the termination. Upon termination of any such Plans, proceeds received by Borrowers as a result of such termination shall be applied in accordance with Section 2.6 of this Agreement. After implementation of the proposal, if the Agent so requests in writing, Borrowers shall deliver to the Agent a written opinion of Borrower's ERISA counsel, in form and substance reasonably satisfactory to the Agent, upon which the Banks shall be entitled to rely, substantially to the effect that the Borrower has complied in all material respects with the procedural requirements imposed by Title I of ERISA in connection with the termination of the Retirement Plan provided, however, that such counsel may rely on any favorable determination letter from the Internal Revenue Service which has not been withdrawn, as to the qualification of the Plan under ERISA after its termination; and on such certifications, representations, warranties and other statements provided by officers, employees, accountants, and other agents of the Borrower, and governmental officials and other third parties, as to such factual and other matters as such counsel determines to be necessary (including without limitation matters of judgment or professional opinion made by actuaries or others), which such counsel may rely upon without investigation; and provided further that such opinion shall not be required to address compliance by any person or entity with its fiduciary duties as required by Title I of ERISA or other federal or state law.

          From and after the date of this Amendment, Exhibit 2.2.1 and Exhibit
2.2.2 attached to this Amendment shall become Exhibits to the Agreement and be made a part thereof.

          Section 7.5 of the Loan Agreement is hereby amended to read in its entirety as follows:

     SECTION 7.5 Rights as a Bank. With respect to its Commitment and its Pro Rata Share of the Term Loan and the Second Term Loan, the Agent shall have the same rights and powers hereunder as any Bank and may exercise the same as though it were not the Agent. The terms "Bank" and "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent may accept deposits from, lend money to and generally engage in any kind of commercial banking, investment banking or trust business with any Borrower or Affiliates of any Borrower as if Agent were not the Agent.

          Outstanding Indebtedness. This Amendment is an acknowledgement of the outstanding indebtedness presently owed by each Borrower, jointly and severally, and reaffirmation by Borrowers to pay the indebtedness to the Agent on account of the Banks in full according to the terms of the Loan Agreement.

          Representations and Warranties. Each Borrower represents and warrants to the Agent, the Banks and the Issuing Bank that (a) the representations and warranties of Borrowers contained in the Loan Agreement are true and correct as of the date hereof except for (i) changes permitted thereby or in writing by the Banks or Majority Banks in accordance with Sections 8.1 or
8.4 of the Loan Agreement, as applicable, (ii) representations and warranties which, by their express terms, relate to a particular period or date which has since passed, and (iii) representations and warranties of Borrowers contained in the Loan Agreement with respect to the subject matter contained on Exhibits 4.5, 4.16 and 5.14, which the Borrowers represent and warrant are true and correct as of the date hereof as amended by the Supplement to Exhibit 4.5, Supplement to Exhibit 4.16 and Supplement to Exhibit 5.14 respectively, which are attached hereto and made a part hereof, (b) the Borrowers are in compliance with the covenants contained in the Loan Documents as amended hereby, (c) after giving effect to this Amendment, there exists no Event of Default or Unmatured Event of Default under the Loan Agreement, (d) there exists no event of default or event which with the passage of time or giving of notice or both would constitute an event of default under any other agreement for borrowed money to which the Borrowers (or any of them) are a party not otherwise waived in writing by the creditor thereof, and (e) the conditions precedent set forth in Paragraph 5 hereof have been fully satisfied.

          Defenses. The Borrowers acknowledge that the Loan Documents continue in full force and effect and that the Borrowers have no charge, lien, claim or offset against the Banks, or defenses to enforcement of the Loan Documents by the Agent or the Collateral Agent on behalf of the Banks.

          Conditions Precedent. The obligation of the Banks hereunder is conditioned upon satisfaction of the following conditions precedent:

               Borrowers shall deliver to the Agent this Amendment duly executed by Borrowers;

               Borrowers shall deliver to the Agent the Second Term Notes, each accurately completed and executed by Borrowers;

               Borrowers shall deliver or cause to be delivered to the Agent:
                 such amendments, agreements, acknowledgments, financing statements or other instruments as the Agent may request in order to cause, confirm and acknowledge that the Collateral pledged pursuant to the Security Documents shall secure Borrowers' obligations with respect to the Second Term Loan on the same perfected priority basis as the Borrowers' other obligations under or in connection with the Loan Agreement (including without limitation the Term Loan and the Revolving Credit) and the Private Placement;

                 an amendment to the Intercreditor Agreement in form and substance acceptable to the Banks duly executed by the Borrowers, the Banks, the Noteholders, the Agent, the Issuing Bank and the Collateral Agent;

                all other amendment and modification documents requested by the Agent in connection herewith;

                certified copies of (i) resolutions of each of the Borrowers authorizing the execution of this Amendment, all modification documents to which such Borrower is a party and all transactions contemplated herein and
(ii) each document evidencing any other necessary corporate action and any required approvals from governmental authorities for each of such Borrowers with respect to this Amendment and the other documents contemplated hereby;

                    a certificate dated as the date of this Amendment by the Secretary or an Assistant Secretary of each of the Borrowers stating that the Articles and by-laws of such Borrower have not been amended since April 26, 1995, except as stated in said certificate, with copies of all amendments attached;

                    a favorable opinion of outside counsel for the Borrowers dated the date of this Amendment on such matters as the Agent shall require and in form and substance reasonably satisfactory to the Agent;

                    a certificate dated the date of this Amendment by the Secretary or an Assistant Secretary of each Borrower as to the names and signatures of the officers of such Borrower authorized to sign this Amendment, the Second Term Notes and the Loan Documents and the other documents or certificates of such Borrower to be executed and delivered pursuant hereto;

                    copies of the Maidenform, Inc. Retirement Plan document as in effect on the date hereof; and

                    such other documents as may be reasonably requested by Lender.

               Borrowers shall deliver to the Agent financial projections, including a balance sheet, income statement, statement of changes in cash flow and any other projected statement requested by the Agent, each prepared in accordance with GAAP, for the twelve months ending December 31, 1996. In addition, the Borrowers shall deliver month by month projected cash expenditures and cash receipts, quarter by quarter income statements and balance sheets and a Borrowing Base Certificate dated no earlier than five Business Days prior to the First Amendment Closing Date.

               Each Bank shall have completed such due diligence as it determines necessary with the results thereof satisfactory to such Bank.

               There shall have been no material adverse change in the financial condition, assets, nature of the assets, operations or prospects of the Borrowers which has not been previously disclosed in writing to the Agent and the Banks.

               The Agent and the Banks shall have received a written audit report prepared by an independent auditing firm satisfactory to the Agent with respect to Borrowers' accounts receivable and accounts payable, the scope, form and results of which shall be satisfactory to the Agent and the Banks.

               Borrowers shall pay to the Agent the Second Term Loan Facility Fee, which fee shall be due and payable upon execution of this Amendment and shall be deemed fully earned and non-refundable when due.

               Borrowers shall pay all costs and out-of-pocket expenses (including, without limitation, reasonable fees and costs of the Agent's attorneys and the auditors engaged pursuant to Paragraph 5(g) of this Amendment, and the management consultant engaged pursuant to Section 5.32 of the Loan Agreement) of the Agent in connection with the amendment of the Loan Agreement and modification of the Loan Documents which includes, among other things, the preparation of this Amendment and related modification documents, all related filings and recordation fees and taxes, and the enforcement of the Loan Agreement and all costs and expenses incurred in connection with the above.

               The representations and warranties set forth in Paragraph 3 are true, correct and not misleading in any material respect.

          Miscellaneous. The indebtedness evidenced by the Loan Agreement and the Notes shall continue to be secured as set forth in the Loan Agreement as amended by this Amendment and all of the Security Documents, including those Security Documents modified in connection herewith. This Amendment contains all of the modifications to the Loan Agreement. No further modifications shall be deemed effective, unless in writing executed by all parties. This Amendment shall be binding upon the parties hereto, their successors and assigns. Except as expressly modified and amended herein, the Loan Agreement and all documents executed in connection with the Loan Agreement, will remain in full force and effect in accordance with their respective terms. This Amendment shall be construed and enforced in accordance with the laws of the Commonwealth of Pennsylvania. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Amendment by signing any such counterpart. This Amendment shall become effective when it shall have been executed by the Borrowers, the Agent, the Issuing Bank and the Banks, and it shall thereafter be binding upon and inure to the benefit of the Borrowers, the Agent, the Issuing Bank and the Banks and their respective successors and assigns, except that no Borrower shall have the right to assign any right or obligation hereunder or any interest herein. The Loan Agreement, as amended hereby, shall remain in full force and effect. Execution of this Amendment shall not constitute a novation between the Borrowers and the Banks.

     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                        MAIDENFORM WORLDWIDE, INC.

BETEX, S.A.                             MAIDENFORM, INC.
CREACIONES TEXTILES de                  NCC INDUSTRIES, INC.
MERIDA, S.A. de C.V.                    CRESCENT INDUSTRIES, INC.
ELIZABETH NEEDLE CRAFT, INC.
JAMAICA NEEDLECRAFT, LTD.
MAIDENFORM INTERNATIONAL, LTD.          By/s/ Ira Glazer
NICHOLAS NEEDLECRAFT, INC.                Name:Ira Glazer
                                          Title: Executive Vice
                                                  President
By /s/ Ira Glazer
  Name:Ira Glazer                                           (as to all Borrowers
                                        listed above)
  Title: Executive Vice President

(as to all Borrowers listed above)

Attest:Steven N. Masket            Attest:Steven N. Masket


CORESTATES BANK, N.A.                   COMERICA BANK

By: /s/ Charles H. Dietrich             By: /s/ Martin G. Ellis
  Name:Charles H. Dietrich                Name: Martin G. Ellis
  Title:Sr. Vice President                Title:Vice President

THE CHASE MANHATTAN BANK, N.A.          NATIONSBANK, N.A.

By: /s/ Jeffery Lobb               By: /s/ Joseph R. Netzel
  Name:Jeffery Lobb                  Name: Joseph R. Netzel
  Title:Vice President                    Title: Vice President

CORESTATES BANK, N.A., as Agent         NATIONAL CITY BANK

                                        By: /s/ David A. Burns
By /s/ Charles H. Dietrich                Name: David A. Burns
  Name:  Charles H. Dietrich              Title: Vice President
  Title: Sr. Vice President



NBD BANK

By: /s/ Steven Franklin
  Name: Steven Franklin
  Title: Vice President

EUROPEAN AMERICAN BANK                  UNITED JERSEY BANK

By:/s/ Dennis Nochowitz            By: /s/ Richard O. Carmichael
  Name:Dennis Nochowitz              Name:Richard O. Carmichael
  Title:Asst. Vice President              Title:Sr. Vice President




1

2










                   MAIDENFORM WORLDWIDE, INC.

                        MAIDENFORM, INC.

                          BETEX, S.A.

          CREACIONES TEXTILES DE MERIDA, S.A. DE C.V.

                  ELIZABETH NEEDLE CRAFT, INC.

                   JAMAICA NEEDLECRAFT, LTD.

                 MAIDENFORM INTERNATIONAL, LTD.

                   NICHOLAS NEEDLECRAFT, INC.

                      NCC INDUSTRIES, INC.

                   CRESCENT INDUSTRIES, INC.


                      AMENDMENT AGREEMENT


                   Dated as of March 29, 1996

            $30,000,000 10.75% Senior Notes due September 30, 2003

                      AMENDMENT AGREEMENT


      AMENDMENT AGREEMENT (this "Agreement"), dated as of March 29, 1996, among MAIDENFORM WORLDWIDE, INC. ("Worldwide"), a Delaware corporation, MAIDENFORM, INC. ("Maidenform"), a New York corporation, BETEX, S.A., a Costa Rican corporation, CREACIONES TEXTILES DE MERIDA, S.A. DE C.V., a Mexican corporation,
ELIZABETH NEEDLE CRAFT, INC., a New York corporation, JAMAICA NEEDLECRAFT, LTD., a Jamaican corporation, MAIDENFORM INTERNATIONAL, LTD., a New York corporation, NICHOLAS NEEDLECRAFT, INC., a New York corporation, NCC INDUSTRIES, INC., a Delaware corporation, and CRESCENT INDUSTRIES, INC., a Delaware corporation (each such entity, together with Worldwide and
Maidenform, individually, a "Company" and collectively, the "Companies"), MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY
("MassMutual"), PRINCIPAL MUTUAL LIFE INSURANCE COMPANY ("Principal") and TMG LIFE INSURANCE COMPANY ("TMG," MassMutual, Principal and TMG are herein collectively referred to as the "Noteholders").

                           RECITALS:

     A. Pursuant to separate Amended and Restated Note Purchase Agreements, each dated as of April 1, 1995 (collectively, the "Existing Note Agreement," and, as amended by this Agreement, the "Amended Note Agreement"), the Companies issued Thirty Million Dollars ($30,000,000) in aggregate principal amount of their joint and several ten and seventy-five one hundredths percent (10.75%) Senior Notes due September 30, 2003 (the "Notes"). The Notes are substantially in the form of Exhibit A attached to the Existing Note Purchase Agreement.

      B. The Companies' obligations under the Existing Note Agreement and the Notes were and are secured by, among other things, certain security agreements, mortgages, deeds of trust and other similar documents (collectively, the "Existing Security Documents"), executed by one or more of the Companies in favor of CoreStates Bank, N.A., as collateral agent (the "Collateral Agent").

     C. The Companies have requested that the Noteholders amend or waive certain terms of the Existing Note Agreement, as more particularly set forth in this Agreement.

      D. Subject to the terms and conditions hereinafter set forth, the Noteholders are willing to amend certain terms of the Existing Note Agreement and waive other terms of the Existing Note Agreement, all as more particularly set forth in this Agreement.

      E. Each of the Companies and the Noteholders are desirous of entering into this Agreement on the terms and conditions hereinafter set forth.

                           AGREEMENT:

      NOW THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     .    DEFINED TERMS

      The terms used herein and not defined herein shall have the meanings assigned to such terms in the Existing Note Agreement. The Existing Note Agreement, the Notes and the Existing Security Documents are referred to herein as the "Financing Documents", and, as amended and supplemented by this Agreement and the other agreements and instruments to be executed in connection herewith and therewith, as each may be amended from time to time, are referred to herein as the "Amended Financing Documents".

          AMENDMENT TO EXISTING NOTE AGREEMENT.

      Each of the Companies and, subject to the satisfaction of the conditions set forth in Section 5 hereof, the Noteholders hereby consents and agrees to the amendments to the Existing Note Agreement, as set forth in Exhibit A to this Agreement. Each such amendment shall become effective on the Amendment Effective Date and is incorporated herein by reference as if set forth verbatim in this Agreement.

     .    WAIVER OF NON-COMPLIANCE.

      Effective upon the satisfaction of the conditions set forth in Section 5 hereof, the Noteholders hereby waive any non-compliance with Section 6.7 of the Existing Note Agreement by the Companies through September 29, 1996.

     .    WARRANTIES AND REPRESENTATIONS.

      To induce the Noteholders to enter into this Agreement, the Companies jointly and severally warrant and represent to the Noteholders that as of the Amendment Effective Date:

           Organization, Existence and Authority. Each of the Companies is a corporation duly incorporated, validly existing and, with respect to the Domestic Companies, is in good standing under the laws of its jurisdiction of incorporation. Each of the Companies has all requisite power and authority to execute and deliver this Agreement and to perform its obligations under the Amended Financing Documents.

            Authorization, Execution and Enforceability. The execution and delivery by each of the Companies of this Agreement and the performance by the Companies of their respective obligations under the Amended Financing Documents have been duly authorized by all necessary action on the part of each of the Companies. This Agreement has been duly executed and delivered by each of the Companies. Each of the Amended Financing Documents constitutes a valid and binding obligation of each of the Companies, enforceable in accordance with its respective terms, except that the enforceability thereof may be:

               limited by bankruptcy, insolvency or other similar laws affecting the enforceability of creditors' rights generally; and

               subject to the availability of equitable remedies.

           No Conflicts or Defaults. Neither the execution and delivery by any of the Companies of this Agreement, nor the performance by any of the Companies of its obligations under each of the Amended Financing Documents, conflicts with, results in any breach in any of the provisions of, constitutes a default under, violates or results in the creation of any Lien (other than pursuant to the Amended Financing Documents) upon any Property of any of the Companies under the provisions of:

                any charter document, partnership agreement or bylaws of any of the Companies;

            (b) assuming the contemporaneous execution and delivery of an amendment to the Bank Loan Agreement, any agreement, instrument or conveyance to which the any of the Companies or any Properties of any of the Companies may be bound or affected; or

           (c) any statute, rule or regulation or any order, judgment or award of any court, tribunal or arbitrator by which any of the Companies or any Properties of any of the Companies may be bound or affected.

            Governmental  Consent.   Neither  the  execution  and
delivery by each of the Companies of this Agreement nor the performance by each of the Companies of its respective obligations under each of the Amended Financing Documents, is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any Governmental Authority on the part of any of the Companies as a condition thereto under the circumstances and conditions contemplated by this Agreement and each of the Amended Financing Documents.

          No Defaults or Events of Default. After giving effect to the transactions contemplated by this Agreement, including the contemporaneous execution and delivery of an amendment to the Bank Loan Agreement, no Default or Event of Default will exist under any of the Amended Financing Documents.

           Disclosure. The financial statements and certificates delivered to the Noteholders by the Companies or the Companies' accountants, as the case may be, pursuant to Section 7.1, Section
7.2 and Section 7.3 of the Existing Note Agreement do not, nor does this Agreement or any written statement furnished by any of the Companies in connection herewith, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact which the Companies have not disclosed to the Noteholders in writing which has had or, so far as any of the Companies can now foresee, could reasonably be expected to have, a Material Adverse Effect.

           True and Correct Copies. The Companies have delivered to each of the Noteholders true and correct copies of the Bank Loan Agreement and each of the Amended Security Documents (including, without limitation, all schedules and exhibits thereto and all miscellaneous agreements and certificates delivered in connection therewith), each as in effect on the Amendment Effective Date.

          Certain Representations and Warranties. As supplemented by the information set forth on Annex 1 hereto, all of the representations and warranties contained in Section 2 of the Existing Note Agreement are true and correct in all material respects as of the Amendment Effective Date as if such representations and warranties were made on the Amendment Effective Date. All of the representations and warranties contained in the most recent amendments to the Bank Loan Agreement and each of the Security Documents, each as in effect on the Amendment Effective Date, are true and correct in all respects.

     .    CONDITIONS PRECEDENT.

      The amendments set forth in Section 2 hereof and the waiver set forth in Section 3 hereof shall not become effective unless all of the following conditions precedent shall have been satisfied on or before April 1, 1996 (the date of such satisfaction being herein referred to as the "Amendment Effective Date"):

           Execution and Delivery of this Agreement. Each of the Companies shall have executed and delivered to each of the Noteholders a counterpart of this Agreement.

           Execution and Delivery of Other Amendments. The following documents, each in form and substance satisfactory to the Noteholders and their special counsel, shall have been duly executed and delivered by the parties thereto, and shall be in full force and effect:

           (a) Amendment to Bank Loan Agreement, among the Companies, CoreStates Bank N.A., as Agent, CoreStates Bank N.A., Nationsbank, N.A., The Chase Manhattan Bank, N.A., National City Bank, NBD Bank, Comerica Bank, European American Bank, and United Jersey Bank;

          (b) Amendment to Intercreditor Agreement, among all of the parties to the Intercreditor Agreement; and

           (c) Reaffirmation Agreement among the Companies and the Collateral Agent, reaffirming the Liens created by the Security Documents.

      5.11 Collateral. The Amended Financing Documents shall be in full force and effect and there shall be no Default or Event of Default thereunder and as defined therein which would not be waived by this Agreement. All actions necessary to perfect the Lien of the Collateral Agent as provided by the Amended Financing Documents (including, without limitation, the filing of all appropriate financing statements and the recording of all appropriate documents with appropriate public officials) shall have been taken in accordance with the terms of the Amended Financing Documents and confirmation thereof shall be received by the Noteholders. The Lien of the Collateral Agent as provided by the Amended Financing Documents shall be valid, enforceable and perfected and the Property of the Companies shall be subject to no other Lien not otherwise permitted under Section 6.5 of the Amended Note Agreement.

           No Default; Representations And Warranties True. The warranties and representations set forth in Section 4 hereof shall be true and correct on the Amendment Effective Date and no Default or Event of Default shall exist which would not be waived by this Agreement.

           Authorization of Transactions. Each of the Companies shall have authorized, by all necessary action, the execution and delivery of this Agreement and each of the documents executed and delivered in connection herewith and the performance of all obligations of, and the satisfaction of all closing conditions pursuant to this Section 5 by, and the consummation of all transactions contemplated by this Agreement by, the Companies.

            Opinion  of  Counsel.   The  Noteholders  shall  have
received from Baer Marks & Upham, counsel to the Companies, a legal opinion substantially in the form set forth in Exhibit B to this Agreement.

           Payment of Certain Expenses. The Companies shall have paid all reasonable costs and expenses of the Noteholders relating to this Agreement and the other Amended Financing Documents, including without limitation the fees and expenses of Hebb & Gitlin, the Noteholder's special counsel.

           Proceedings Satisfactory. All documents executed and delivered, and actions and proceedings taken, in connection with this Agreement shall be satisfactory to the Noteholders and their special counsel. The Noteholders and their special counsel shall have received copies of such documents and papers as they may reasonably request in connection therewith, in form and substance satisfactory to them.

     .    NO PREJUDICE OR WAIVER; REAFFIRMATION.

           No Prejudice or Waiver. Except as provided herein, the terms of this Agreement shall not operate as a waiver by the Noteholders of, or otherwise prejudice the Noteholders' rights, remedies or powers under, the Amended Financing Documents or under applicable law. Except as expressly provided herein:

           (a) no terms and provisions of any agreement are modified or changed by this Agreement; and

            (b)   the  terms  and  provisions  of  the  Financing
     Documents shall continue in full force and effect.

            Reaffirmation.   Each   of   the   Companies   hereby
acknowledges and reaffirms all of its obligations and duties under the Amended Financing Documents.

     .    MISCELLANEOUS.

           Governing  Law.   This Agreement shall  be  construed,
interpreted and enforced in accordance with, and governed by, internal New York law.

           Duplicate Originals. Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party hereto, and each set of counterparts which, collectively, show execution by each party hereto shall constitute one duplicate original.

          Waivers and Amendments. Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated orally, or by any action or inaction, but only by an instrument in writing signed in accordance with the amendment provisions set forth in the Existing Note Agreement.

           Section Headings. The titles of the sections hereof appear as a matter of convenience only, do not constitute a part of this Agreement and shall not affect the construction hereof.

           Costs and Expenses. On the Amendment Effective Date, the Companies shall pay all costs and expenses of the Noteholders relating to this Agreement and the other Amended Financing Documents, including, but not limited to, the statement for reasonable fees and disbursements of the Noteholders' special counsel presented to the Companies on the Amendment Effective Date. The Companies will also pay upon receipt of any statement thereof, each additional statement for reasonable fees and disbursements of the Noteholders' special counsel rendered after the Amendment Effective Date in connection with the Amended Financing Documents.

             Survival. All warranties, representations, certifications and covenants made by or on behalf of the
Companies in the Amended Financing Documents or in any certificate or other instrument delivered pursuant to the Amended Financing Documents shall be considered to have been relied upon by the Noteholders and shall survive the execution of the Amended Financing Documents, regardless of any investigation made by or on behalf of the Noteholders. All statements in any such certificate or other instrument shall constitute warranties and representations of the Companies hereunder.



[REMAINDER OF PAGE IS INTENTIONALLY BLANK.  NEXT PAGE IS  SIGNATU
RE PAGE.]
      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on their behalf by a duly authorized officer or agent thereof, as the case may be, as of the date first above written.



                                   MAIDENFORM WORLDWIDE, INC.
                                   MAIDENFORM, INC.
                                   JAMAICA NEEDLECRAFT, LTD.
                                   BETEX, S.A.
                                   CREACIONES TEXTILES DE
                                     MERIDA, S.A. DE C.V.
                                   ELIZABETH NEEDLE CRAFT, INC.
                                   MAIDENFORM INTERNATIONAL,
                                     LTD.
                                   NICHOLAS NEEDLECRAFT, INC.
                                   NCC INDUSTRIES, INC.
                                   CRESCENT INDUSTRIES, INC.



                                   By: /s/ Ira Glazer
                                      Name:  Ira Glazer
                                        Title:   Executive   Vice
President



                                   By:  /s/ Steven N. Masket
                                      Name:  Steven N. Masket
                                        Title:   Executive   Vice
President



MASSACHUSETTS MUTUAL LIFE
                                   INSURANCE COMPANY



                                   By: /s/ Michael P. Hermsen
                                      Name:  Michael P. Hermsen
                                         Title:    Second    Vice
President



PRINCIPAL MUTUAL LIFE
                                   INSURANCE COMPANY



                                   By:  /s/ James C. Fifield
                                      Name:  James C. Fifield
                                      Title:  Counsel



                                   By:  /s/ Mary E. Kiener
                                      Name:  Mary E. Kiener
                                      Title:  Counsel



TMG LIFE INSURANCE COMPANY
                                    By:  The Mutual Group (U.S.),
Inc.

Its: Agent



                                   By: /s/ Michael J. Carew
                                      Name:  Michael J. Carew
                                         Title:     Asst.    Vice
President



                                   By: /s/ Michael J. Stippe
                                      Name:  Michael J. Stippe
                                      Title:  Vice President
                                                          ANNEX 1

                  INFORMATION AS TO COMPANIES

Part 2.1    -- Nature of Business.

     [TO BE SUPPLIED BY COMPANIES].

Part 2.2(d) -- Debt.

     [TO BE SUPPLIED BY COMPANIES]

Part 2.3 -- Subsidiaries and Affiliates.

     [TO BE SUPPLIED BY COMPANIES]

Part 2.6(a) -- Litigation.

     [TO BE SUPPLIED BY COMPANIES]

Part 2.8 -- Qualification as Foreign Corporation.

     [TO BE SUPPLIED BY COMPANIES]

Part 2.10(b) -- Agreements Restricting Ability to Incur Debt.

     [TO BE SUPPLIED BY COMPANIES]

Part 2.17(b) -- Certain Transaction Since December 31, 1994

     [TO BE SUPPLIED BY COMPANIES]

                                                        EXHIBIT A

              AMENDMENT TO EXISTING NOTE AGREEMENT


      1.   Amendment to Section 4.4.  Section 4.4 of the Existing
Note Agreement is hereby amended in its entirety to read as follows:

           "4.4 Mandatory Prepayments at Option of Noteholders. If at any time the Companies become obligated to prepay a principal amount of the Bank Loan (pursuant to Section 2.2(B) or Section 2.6 of the Bank Loan Agreement or any successor provisions thereto) as a result of (i) the generation of Net Cash Flow, (ii) the sale of any Significant Assets (as defined in the Bank Loan Agreement),
     (iii) the realization of proceeds from an issuance of debt or equity, or (iv) the realization of proceeds resulting from the termination of any over-funded Plan (as defined in the Bank Loan Agreement), Worldwide will (on behalf of the Companies), within three (3) Business Days of becoming aware of such obligation, give notice of such obligation to each holder of Notes by registered mail (with a copy thereof sent via an overnight courier of national reputation) and, simultaneously with the sending of such written notice, give telephone advice of such obligation to an investment officer or other similar representative or agent of each such holder specified on Annex 1 hereto at the telephone number specified thereon, or to such other person at such other telephone number as any holder of a Note may specify thereon, or to such other person at such other telephone number as any holder of Note may specify to Worldwide in writing. Such notice shall set forth the nature of the prepayment which is required to be made, the amount of Excess Cash Flow, proceeds from the sale of Significant Assets, debt proceeds, equity proceeds, or proceeds resulting from the termination of any over-funded Plan, as the case may be, and the minimum prepayment to which each holder of Notes is entitled (together with detailed calculations supporting such minimum amount). Upon receipt of such notice (or upon the date such notice should have been received), each holder of Notes shall have the right for ten days (by written notice to Worldwide) to cause the Companies to prepay a principal amount of the Notes held by it equal to such holder's Pro Rata Share of such Excess Cash Flow, proceeds from the sale of Significant Assets, debt proceeds, equity proceeds, or proceeds resulting from the termination of any over-funded Plan, as the case may be. If a holder of Notes has not responded within such ten day period, the Companies shall give such holder a second notice containing the same information as the first, and the holder shall have five additional days within which to give notice of acceptance. If such holder does not respond to such second notice within such five day period, its rights under this Section 4.4 (as to such prepayment) shall lapse. If a notice of acceptance is given by a holder as to a principal amount of its Notes, such principal amount of such holder's Notes shall thereupon become due and payable on the fifteenth (15th) day following such notice by such holder. Each such prepayment shall be at one hundred percent (100%) of the principal amount so prepaid without Make-Whole Amount, and shall be applied to the Mandatory Principal
     Amortization Payments on the Notes so prepaid in inverse order of maturity."

      2.   Amendment to Section 6.6.  Section 6.6 of the Existing
Note Agreement is hereby amended in its entirety to read as follows:

            "6.6  Consolidated  Tangible  Net  Worth.   From  the
     Effective Date through December 31, 1995, the Companies will not permit Consolidated Tangible Net Worth to be less than

                    (a)  ninety percent (90%) of the Consolidated
          Tangible Net Worth on the Effective Date, minus

                     (b)   Five Thousand Dollars ($5,000),  being
          the amount expended between the Effective Date and December 31, 1995 to acquire a de minimis number of shares of the outstanding stock of NCC which shares had not been purchased by the Companies on the Effective Date, plus

                     (c)   seventy percent (70%) of the aggregate
          consolidated net profit after taxes of the Companies since the Effective Date, provided, that consolidated losses of the Companies incurred for any reporting period shall not be used to reduce aggregate consolidated net profit after taxes of the Companies for purposes of this Section 6.6.

           The Companies will not during any period set forth below permit Consolidated Tangible Net Worth to be less than the amount set forth opposite such period:

                                             Minimum Consolidated
               Period                        Tangible Net Worth

             January    1,   1996   through   March   31,    1996
$68,000,000

             April    1,    1996   through    June    30,    1996
$76,000,000

     From and after July 1, 1996, the Companies will not at any time permit Consolidated Tangible Net Worth to be less than the greater of

                    (1)  $76,000,000, or

                    (2)  the sum of

                               (A)   the  amount of  Consolidated
               Tangible Net Worth required to be maintained by the Companies on December 31, 1995 pursuant to this Section 6.6 plus

                               (B)  seventy percent (70%) of  the
               aggregate consolidated net profit after taxes since January 1, 1996, provided that consolidated losses of the Companies incurred for any reporting period shall not be used to reduce aggregate consolidated net profits after taxes of the Companies for purposes of this Section 6.6."

      3.   Amendment to Section 6.7.  Section 6.7 of the Existing
Note Agreement is hereby amended in its entirety to read as follows:

          "6.7 Fixed Charge Coverage.

           The Companies will not at any date permit the Fixed Charge Coverage Ratio for the immediately preceding four fiscal quarters (including any fiscal quarter ending on such date) to be less than the following amounts during the following periods:

                                             Minimum Fixed Charge
               Period                           Coverage Ratio

     September 30, 1996 through December 30, 1996      1.0 : 1.0

     December 31, 1996 and thereafter                  1.1 : 1.0"


      4.   Amendment to Section 6.9.  Section 6.9 of the Existing
Note Agreement is hereby amended in its entirety to read as follows:

     "6.9 Leverage Ratio.

          The Companies will not at any time permit the ratio of

                    Consolidated Funded Debt at such time

     to

                    Consolidated Capitalization at such time

     to exceed

                     0.7  to  1.0, if such time is on  or  before
          December 31, 1995,

                     0.8  to 1.0 from January 1, 1996 until  June
          30, 1996,

                    0.75 to 1.0 from July 1, 1996 until September
          30, 1996,

                     0.65  to  1.0  from October  1,  1996  until
          December 31, 1996,

                     0.6  to  1.0  from  January  1,  1997  until
          September 30, 1997, and

                      0.55  to  1.0  from  October  1,  1997  and
     thereafter."

      5.    Amendment  to  Section 6.10.   Section  6.10  of  the
Existing Note Agreement is hereby amended in its entirety to read as follows:

     "6.10     Consolidated Funded Debt to Consolidated Operating
     Cash Flow.

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

                     (i)   5.25  to 1.0, if such time  is  on  or
          before September 30, 1995,

                     (ii) 7.0 to 1.0 from October 1, 1995 through
          December 31, 1995,

                     (iii)      9.0 to 1.0 from January  1,  1996
          through March 31, 1996,

                     (iv)  7.0 to 1.0 from April 1, 1996  through
          June 30, 1996,

                     (v)   4.75 to 1.0 from July 1, 1996  through
          September 30, 1996,

                    (vi) 4.25 to 1.0 from October 1, 1996 through
          September 30, 1997, and

                (vii)      4.0  to 1.0 from October 1,  1997  and
     thereafter."

      6.    Amendment  to  Section 6.12.   Section  6.12  of  the
Existing Note Agreement is hereby amended in its entirety to read as follows:

          "6.12     Restricted Payments.

           No Company or Subsidiary will declare or make any Restricted Payment on or prior to January 1, 1998; and no Company or Subsidiary will declare or make any Restricted Payment thereafter unless, at the time of such declaration and immediately before and after giving effect to such Restricted Payment, (a) the aggregate amount of all
     Restricted Payments made after January 1, 1998 would not exceed one hundred percent (100%) of Consolidated Net Income earned after June 30, 1997 minus any amounts paid pursuant to the final sentence of this Section 6.12, and (b) no Default or Event of Default would exist. Notwithstanding the foregoing sentence, the Companies may make Restricted Payments, not exceeding one hundred percent (100%) of the lesser of (i) Consolidated Net Income during the fiscal year beginning January 1, 1997, and (ii) Six Million Dollars ($6,000,000), during the period July 1, 1997 through December 31, 1997, if at the time of each such Restricted Payment and after giving effect thereto, (x) no Default or Event of Default would exist and (y) Consolidated Tangible Net Worth, Fixed Charge Coverage Ratio, the ratio of Consolidated Funded Debt to Consolidated Capitalization, and the ratio of Consolidated Funded Debt to Consolidated Operating Cash Flow each have reached such levels at such times as would be in compliance with Section 6.6, Section 6.7, Section 6.9, and Section 6.10 hereof, in each case as in effect prior to the Amendment Effective Date."

      7.    Amendment  to  Section 6.14.   Section  6.14  of  the
Existing Note Agreement is hereby amended in its entirety to read as follows:

     "6.14     Transfers of Property.

           No Company or Subsidiary will sell (including, without limitation, any sale and subsequent leasing as lessee of such Property), lease as lessor, transfer or otherwise dispose of (collectively referred to as "Transfers") any Property (including, without limitation, stock of a Subsidiary), except:

                     (a)   Transfers of inventory or obsolete  or
          worn out Property or Property no longer useful in the business of such Company or such Subsidiary, in each case in the ordinary course of business of such Company or such Subsidiary,

                     (b)   Transfers from a Subsidiary to any  of
          the Companies or to a Wholly-Owned Subsidiary;

                     (c)   the liquidation for cash of the assets
          representing all or a portion of the over-funding of any "employee pension benefit plan" (as defined in section 3 of ERISA), provided that the payment required by Section 4.4(iv) is made in connection therewith; and

                    (d) Transfers of assets disposed of in arm's length transactions for not less than the greater of
          (i) Fair Market Value (as reasonably determined by Maidenform) or (ii) book value, provided that the aggregate Fair Market Value of all assets disposed of pursuant to this clause (c) after the Effective Date shall not exceed Seven Million Five Hundred Thousand Dollars ($7,500,000)."

      8.    Amendment  to  Section 6.15.   Section  6.15  of  the
Existing Note Agreement is hereby amended in its entirety to read as follows:

     "6.15     Debt Incurrence.

           The Companies will not, at any time, incur any Debt other than the Notes, the Coleman Note, the Bank Term Loan, the Second Bank Term Loan, Debt not to exceed One Hundred Thirty-Two Million Dollars ($132,000,000) in principal amount outstanding under the Bank Revolver, Debt secured by Capital Leases allowed by Section 6.5(a)(vi), Debt secured by purchase money Liens allowed by Section 6.5(a)(vii) and Debt outstanding on the Effective Date and listed on Part 2.2(d) of Annex 2, unless at the time of such incurrence and after giving effect thereto, no Default or Event of Default would exist and the Companies would be in compliance with all financial covenants herein contained (including, in the case of financial covenants which vary with the passage of time, compliance with such covenants in their strictest form, regardless of whether or not the strictest form of such financial covenants would otherwise be applicable at such time). Nothing in this Section 6.15 shall be deemed to excuse compliance with any other covenant or provision of this Agreement."

      9.    Amendment to Section 6.24(b).  Section 6.24(b) of the
Existing Note Agreement is hereby amended in its entirety to read as follows:

                "(b)  Coleman  Note.  No Company will  amend  the
          Coleman Note so as to increase the amount thereof or the rate of interest payable thereon. No Company shall make any payment on the Coleman Note

                              (i)  until the Second Term Loan has
               been repaid in full and Consolidated Tangible Net Worth, Fixed Charge Coverage Ratio, the ratio of Consolidated Funded Debt to Consolidated Capitalization, and the ratio of Consolidated Funded Debt to Consolidated Operating Cash Flow each have reached such levels at such times as would be in compliance with Section 6.6, Section 6.7, Section 6.9 and Section 6.10 hereof, in each case as in effect prior to the Amendment Effective Date, or

                               (ii)  while there exists a Default
               or an Event of Default."

     10.  Amendment to Section 6.  Section 6 of the Existing Note
Agreement is hereby amended by adding to the end of such Section the following Sections 6.25 and 6.26:

     "6.25     Inventory.

           The Companies will not permit the aggregate value of all Inventory of the Companies, as reflected in the financial statements for the fiscal year ending December 31, 1996 delivered to each holder of Notes pursuant to Section 7.1(b) hereof, to exceed One Hundred Seventy Million Dollars ($170,000,000).

     6.26 Additional Interest and Additional Fee.

                    (a) During any period in which the Companies are obligated to pay interest to the Banks on an amount outstanding under the Bank Loan Agreement (other than the Second Bank Term Loan) at a rate in excess of the Adjusted Base Rate (as such term, and all terms used in the definition thereof, were defined in the Bank Loan Agreement on the Effective Date) (the amount of such excess being hereinafter referred to as the "Rate Increase"), the Companies shall thereupon be obligated to pay to each holder of Notes additional interest in an amount equal to the principal amount of Notes held by such holder of Notes multiplied by a rate per annum equal to the Rate Increase; such additional interest to be payable quarterly in arrears on each date a payment of interest on the Notes is due so long as the Rate Increase is in effect.

                     (b)   In  the  event that, on September  30,
          1996,

                               (i)   the  ratio  of  Consolidated
               Funded Debt to Consolidated Capitalization exceeds
               0.65 : 1.0, or

                               (ii)  the  ratio  of  Consolidated
               Funded Debt to Consolidated Operating Cash Flow for the period of four (4) consecutive fiscal quarters of the Companies then most recent ended, exceeds 4.75 : 1.0,

                the Companies shall thereupon be obligated to pay to each holder of Notes, on or before December 1, 1996, an additional fee in an amount equal to the principal amount of Notes held by such holder multiplied by fifty one-hundredths percent (.50%)."

      11.   Amendment to Section 7.1(a).  Section 7.1(a)  of  the
Existing Note Agreement is hereby amended and restated in its entirety to read as follows:

                     "(a)  Quarterly Statements  --  as  soon  as
          practicable after the end of each quarterly fiscal period in each fiscal year of the Companies (other than the last quarterly fiscal period of each such fiscal year), and in any event within sixty (60) days (or, if Worldwide shall at such time have any class of
          Securities  required  to  be  registered  pursuant   to
          section 12 of the Exchange Act, within forty-five  (45)
          days) thereafter, duplicate copies of

                              (i)  consolidated balance sheets of
               Worldwide and its subsidiaries as at the end of such quarter, and

                               (ii)  consolidated  statements  of
               income, changes in stockholders' equity and cash flows of Worldwide and its subsidiaries for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, reviewed by Ernst & Young or other independent certified accountants reasonably satisfactory to the Required Holders, and certified as complete and correct in all material respects, subject to changes resulting from year-end adjustments and subject to the absence of footnotes, by a Senior Financial Officer on behalf of Worldwide, and accompanied by the certificates required by Section 7.2 hereof;"

      12.   Amendment to Section 7.1(f).  Section 7.1(f)  of  the
Existing Note Agreement is hereby amended by adding thereto a new subsection (iii) which shall read in its entirety as follows:

           "(iii)     prior to the termination of any over-funded
     Pension Plan of the Companies

                                (A)    copies  of  all   reports,
               notices, applications for any determination letter or private letter ruling and other information filed with the PBGC or the IRS relating to the termination of such Pension Plans, including, without limitation, the Companies' termination proposal, prior to commencement of the termination process,

                              (B)  within three (3) Business Days
               after receipt by the Companies thereof, copies of any determination letter or private letter ruling issued by the IRS,

                               (C)   simultaneously with delivery
               of the Companies' proposal relating to the termination of any Pension Plan, a projected estimate by the Companies' enrolled actuaries of the amount of proceeds which would result from the termination of any such over-funded Pension Plan, and

                                (D)   upon  the  request  of  the
               Required Holders after the implementation of any proposal of the Companies relating to the termination of any over-funded Pension Plan, a written opinion of the Companies' ERISA counsel, in form and substance reasonably satisfactory to the Required Holders, upon which the holders of Notes shall be entitled to rely, substantially to the effect that the Companies have complied in all material respects with the procedural requirements imposed by Title I of ERISA in connection with the termination of such over-funded Pension Plan, provided, however, that such ERISA counsel may rely on any favorable determination letter from the IRS which has not been withdrawn as to the qualification of the over-funded Pension Plan under ERISA after such over-funded Pension Plan's termination; and on such certifications, representations, warranties and other statements provided by officers, employees, accountants, and other agents of the Companies, and governmental officials and other third parties, as to such factual and other matters as such ERISA counsel determines to be necessary (including, without limitation, matters of judgment or professional opinion made by actuaries or others), upon which such ERISA counsel may rely without investigation; and, provided further, that such opinion shall not be required to address compliance by any person or entity with its fiduciary duties as required by Title I of ERISA or other federal or state law;"

     13.  Amendments to Section 9.1.  Section 9.1 of the Existing
Note Agreement is hereby amended to modify in their entirety or add, each in their proper alphabetical order, the following definitions:

            "Amended Financing Documents -- has the meaning assigned to such term in the Amendment Agreement."

           "Amendment Agreement -- means the Amendment Agreement, dated as of March 29, 1996, among each of the Companies and the Purchasers."

           "Amendment Effective Date -- has the meaning assigned to such term in the Amendment Agreement."

          "Fixed Charges -- means, for any period, the sum of the amounts payable by the Companies and the Subsidiaries (determined on a consolidated basis) in respect of (a) operating leases, whether characterized as rents or otherwise, but excluding payments under such leases in respect of insurance, taxes, utilities, maintenance and similar charges and additional rentals in excess of the minimum based on percentage of sales, (b) Consolidated Interest Expense, (c) cash payments consistent with the one-time charge, not to exceed Four Million Dollars ($4,000,000), accrued in the second quarter of 1995 in connection with the retirement of Robert Brawer, and (d) current maturities of all Funded Debt other than the Second Term Loan, except any obligation to make a prepayment pursuant to Section 4.4 hereof or Section 2.2 of the Bank Loan Agreement in respect of Net Cash Flow, in each case for such period."

          "GAAP -- means generally accepted accounting principles in the United States of America as promulgated from time to time in statements, opinions and pronouncements by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and any successor entities. If any changes in GAAP or the application thereof occur after the Amendment Effective Date and such changes result in a meaningful change in the calculation of the financial covenants set forth in Section 6.6, Section 6.7,
     Section 6.8, Section 6.9 or Section 6.10 hereof (each a "GAAP Affected Covenant"), then the Companies shall give written notice (the "GAAP Notice") of any such change in GAAP to each holder of Notes, certified by two Senior Officers of Worldwide. Any such GAAP Notice shall describe the change in GAAP and set forth in reasonable detail (including detailed calculations) the manner and extent to which the covenant or covenants listed in the certificate are affected by the change in GAAP. After any such GAAP Notice is received by the holders of Notes the parties hereto agree

                    (a) to enter into and diligently pursue good faith negotiations to amend such financial covenants so as to equitably reflect such changes, with the desired result that the criteria for evaluating the financial condition and results of operations of the Companies shall be neither more strict nor more lenient, and

                     (b)   that for a period of sixty (60)  days,
          the Companies shall be deemed not to be in violation of the GAAP Affected Covenant or GAAP Affected Covenants listed in the GAAP Notice solely by reason of such change in GAAP."

           "Inventory -- means "inventory" as defined in the Pennsylvania Uniform Commercial Code as in effect on the date hereof."

           "Material Adverse Effect -- means a material adverse effect on the business, prospects, profits, Properties or condition (financial or otherwise) of the Companies and the Subsidiaries, taken as a whole, or on the ability of either of Worldwide or Maidenform to perform its respective obligations set forth in any of the Amended Financing Documents."

          "Restricted Payment -- means:

                     (a)   any  dividend  or other  distribution,
          direct or indirect, on account of any shares of capital stock of any of the Companies or any Subsidiary (other than on account of capital stock of a Subsidiary owned legally and beneficially by any of the Companies or a Wholly-Owned Subsidiary) now or hereafter outstanding, whether in cash or other Property, except a dividend or other distribution payable solely in shares of common stock of such Person; and

                     (b)  any redemption, retirement, purchase or
          other acquisition, direct or indirect, of any shares of capital stock of any of the Companies or any Subsidiary (other than on account of capital stock of a Subsidiary owned legally and beneficially by any of the Companies or a Wholly-Owned Subsidiary) now or hereafter outstanding, or of any warrants, rights or options to acquire any shares of such stock, provided, that the acquisition by the Companies of a de minimis number of shares of the outstanding stock of NCC prior to December 31, 1995 at a price not in excess of Five Thousand Dollars ($5,000) shall not constitute a Restricted Payment, and, provided further, that so long as the Second Term Loan shall have been repaid in full and Consolidated Tangible Net Worth, Fixed Charge Coverage Ratio, the ratio of Consolidated Funded Debt to Consolidated Capitalization, and the ratio of Consolidated Funded Debt to Consolidated Operating Cash Flow each have reached such levels at such times as would be in compliance with Section 6.6, Section 6.7,
          Section 6.9 and Section 6.10 hereof, in each case as in effect prior to the Amendment Effective Date, neither
          (i) any payment made by the Companies in respect of the Coleman Note, nor (ii) any acquisition by NCC of the balance of its common stock not owned by the Companies immediately after the Effective Date, shall constitute a Restricted Payment."

           "Second Bank Term Loan -- means the Second Term Loan made pursuant to Section 2.2.1 of the Bank Loan Agreement."
                                                        EXHIBIT B

             FORM OF OPINION OF BAER MARKS & UPHAM






                                   March 29, 1996




To each of the Persons
  listed on Annex I hereto

          Re: Maidenform Worldwide, Inc., a Delaware corporation ("Worldwide-DE"), Maidenform, Inc. ("Maidenform"), a New York corporation, Betex, S.A., a Costa Rican corporation, Creaciones Textiles de Merida, S.A. de C.V., a Mexican corporation, Elizabeth Needle Craft, Inc., a New York corporation ("ENC"), Jamaica Needlecraft, Ltd. a Jamaican corporation, Maidenform International, Ltd., a New York corporation ("International"), Nicholas Needlecraft, Inc., a New York corporation, ("NNC"), NCC Industries, Inc., a Delaware corporation ("NCC"), Crescent Industries, Inc., a Delaware corporation ("Crescent", and together with each of Worldwide-DE, Maidenform, ENC, International, NNC and NCC, collectively referred to as the "Domestic Companies" and individually as a "Domestic Company".

Ladies and Gentlemen:

      Reference is made to (i) the separate Amended and Restated Note Purchase Agreements, each dated as of April 1, 1995 (collectively, the "Restated Note Agreement"), between the Companies and each of the purchasers listed on Annex I thereto (the "Purchasers"), which provide, among other things, for the issuance by the Companies of their joint and several 10.75% Senior Notes due September 30, 2003, in the aggregate principal amount of Thirty Million Dollars ($30,000,000), and (ii) that certain Amendment Agreement, dated of even date herewith, amending the Restated Note Agreement (the "Amendment Agreement"). The capitalized terms used herein and not defined herein have the meanings specified by the Restated Note Agreement as amended by the Amendment Agreement.

      We  have acted as special counsel to the Domestic Companies in connection with the transactions contemplated by the Amendment
Agreement.   This opinion is being delivered pursuant to  Section
5.6 of the Amendment Agreement.

     In acting as such counsel, we have examined:

               the Restated Note Agreement;

               the Amendment Agreement;

                the bylaws of each of the Domestic Companies, the records of proceedings of the board of directors of each of the Domestic Companies that we have deemed relevant for the purposes of rendering the opinions expressed herein and a certified copy of the articles of incorporation of each of the Domestic Companies, as in effect on the date hereof;

                the Reaffirmation Agreement of even date herewith
     between   the  Companies  and  the  Collateral  Agent   (the
     "Reaffirmation Agreement"); and

                 originals, or copies certified or otherwise identified to our satisfaction, of such other documents, records, instruments and certificates of public officials as we have deemed necessary or appropriate to enable us to render this opinion.

      We have assumed the genuineness of all signatures (other than signatures of officers of each of the Companies) and documents submitted to us as originals, that all copies submitted to us conform to the originals (and the authenticity of such originals), the legal capacity of all natural Persons, and, as to documents executed by Persons other than the Domestic Companies, that each such Person executing documents had the power to enter into and perform its obligations under such documents, and, as to documents executed by Persons other than the Domestic Companies, that such documents have been duly authorized, executed and delivered by, and are binding upon and enforceable against, such Persons.

      As to various questions of fact material to our opinion, we have relied, to the extent we deem necessary and proper, on the warranties and representations contained in the Amendment Agreement, and we have no knowledge of any material inaccuracies in any of such warranties or representations. This opinion addresses matters only as of the date hereof and we specifically disclaim any responsibility for advising you of changes in matters addressed herein occurring after this date.

      Based upon and subject to the foregoing, and subject to the limitations, qualifications and exceptions set forth below, we are of the following opinions:

           Each of the Domestic Companies is a corporation duly incorporated and validly existing under the laws of its state of incorporation, and, based solely on certificates of good standing of recent date issued by the Secretary of State of its state of incorporation, is in good standing in its state of incorporation. Each of the Domestic Companies has all requisite corporate power and authority to carry on its business and own its Property.

           Each of the Domestic Companies has the requisite corporate power and authority to execute and deliver the Amendment Agreement and Reaffirmation Agreement and to perform its obligations set forth in the Amendment Agreement and the Reaffirmation Agreement.

           The execution of the Amendment Agreement and the Reaffirmation Agreement has been duly authorized by all necessary corporate action on the part of each of the Domestic Companies, and the Amendment Agreement and the Reaffirmation Agreement have been executed and delivered by duly authorized officers of each of the Domestic Companies.

           Each of the Amendment Agreement and the Reaffirmation Agreement constitutes a legal, valid and binding obligation of the Domestic Companies, enforceable against each of the Domestic Companies in accordance with its terms except that the validity and enforceability of the rights and remedies set forth therein are subject to

          (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and similar laws affecting the enforcement of creditors' rights and remedies generally; and
          (b) the application of principles of equity whether in an action at law or a proceeding in equity. The foregoing does not constitute an opinion as to the priority of any security interests in favor of the Collateral Agent or the Noteholders referred to in either the Amendment Agreement or the Reaffirmation Agreement.

      Our opinions herein are further subject to the following limitations:

           (i) We express no opinion as to the enforceability of any waiver of any constitutional right or other right to notice or a hearing contained in the Amendment Agreement or the Reaffirmation Agreement.

          (ii) We express no opinion as to the solvency of any of the Companies and have assumed for the purposes of rendering this opinion that the execution, delivery and performance by the Borrowers of their respective obligations under the Amendment Agreement and the Reaffirmation Agreement will not render any of the Companies insolvent.

          (iii) Enforceability of the Amendment Agreement and the Reaffirmation Agreement may be limited to the extent that the Noteholders and the Collateral Agent are determined not to have acted in good faith and in a commercially reasonable manner or to the extent that enforcement would be unreasonable under the then-existing circumstances and public policy considerations may limit the rights of the Noteholders and the Collateral Agent to obtain certain rights and remedies and to indemnification.

      This opinion is furnished at the request of the Companies for the sole benefit of the named addressees and their successors and assigns and counsel and may not be relied upon by any other person or entity. Further, this opinion cannot be published, quoted or otherwise used for any other purpose without our prior written consent except that any holder of Notes may furnish this opinion to any person exercising regulatory authority over it and to the National Association of Insurance Commissioners. This opinion is based on the law (and interpretations thereof) and facts existing as of the date hereof, and we disclaim any obligation to advise you of any changes therein that may be brought to our attention after the date hereof.


                                   Very truly yours,
                            ANNEX I

                           ADDRESSEES


Massachusetts Mutual Life Insurance Company
1295 State Street
Springfield, MA 01111-0001

Principal Mutual Life Insurance Company
711 High Street
Des Moines, IA 50392-0800

TMG Life Insurance Company
401 North Executive Drive
Brookfield, WI 53008



                    REAFFIRMATION AGREEMENT


     THIS REAFFIRMATION AGREEMENT (this "Amendment") is made as of the 29th_ day of March, 1996, among MAIDENFORM WORLDWIDE, INC., a Delaware corporation ("Worldwide-Delaware"), MAIDENFORM, INC. ("Maidenform"), BETEX, S.A. ("Betex"), CREACIONES TEXTILES de MERIDA, S.A. de C.V. ("Creaciones"), ELIZABETH NEEDLE CRAFT, INC. ("Elizabeth"), JAMAICA NEEDLECRAFT, LTD. ("Jamaica"), MAIDENFORM INTERNATIONAL, LTD. ("International"), NICHOLAS NEEDLECRAFT, INC. ("Nicholas"), NCC INDUSTRIES, INC. ("NCC") and CRESCENT INDUSTRIES, INC. ("Crescent"), Worldwide-Delaware, Maidenform, Betex, Creaciones, Elizabeth, Jamaica, International, Nicholas, NCC and Crescent are each hereinafter referred to individually as a "Borrower" and collectively as "Borrowers"); ELIZABETH J. COLEMAN, DAVID C. MASKET, ROBERT A. BRAWER, ABRAHAM P. KANNER and JOHN MUIRHEAD (individually and collectively referred to herein, together with Worldwide-Delaware, Maidenform and NCC, as "Pledgor"); to CORESTATES BANK, N.A., a national banking association ("CoreStates"), as Collateral Agent under the Intercreditor Agreement (as defined hereinafter) for itself in its capacity as Issuing Bank, in its capacity as the Agent, and in its individual capacity, The Chase Manhattan Bank, N.A. ("Chase"), a national banking association, National City Bank, ("City"), a national banking association, Nationsbank, N.A. ("Nationsbank"), a national banking association, NBD Bank ("NBD"), a Michigan banking corporation, Comerica Bank ("Comerica"), a Michigan banking corporation, European American Bank ("EAB"), a New York banking corporation and United Jersey Bank ("UJB"), a New Jersey banking corporation (CoreStates, in its individual capacity, Chase, City, Nationsbank, FCB, Comerica, EAB and UJB are collectively referred to herein as the "Banks"), Massachusetts Mutual Life Insurance Company ("Mass Mutual"), Principal Mutual Life Insurance Company ("Principal") and TMG Life Insurance Company ("TMG"; Mass Mutual, Principal and TMG, together with their respective successors and assigns, are collectively referred to herein as the "Noteholders"). CoreStates, in its capacity as collateral agent for the Banks, the Issuing Bank, the Agent and the Noteholders, and any successor collateral agent shall hereinafter be referred to as the "Collateral Agent."

                           BACKGROUND

          Borrowers, Maidenform Worldwide, Inc., a New York corporation ("Worldwide-NY"), Banks, Agent and the Issuing Bank executed a Loan Agreement dated as of April 26, 1995 (the "Original Loan Agreement") pursuant to which Banks made available to Borrowers and Worldwide-NY the Revolving Credit in the maximum principal amount of $120,000,000.00 and the Term Loan in the principal amount of $50,000,000.00. Thereafter Worldwide-NY merged into Worldwide-Delaware. Borrowers, Banks, Agent and the Issuing Bank have entered into a First Amendment to Loan Agreement of even date herewith (the "Amendment to Loan Agreement") whereby certain of the Banks have agreed to make a new term loan in the amount of $20,000,000.00 (the "Second Term Loan") and otherwise amend the Original Loan Agreement as set forth therein. The Original Loan Agreement as amended by the Amendment to Loan Agreement is referred to herein as the "Loan Agreement". Capitalized terms used herein and not otherwise defined shall have the meanings given to such terms in the Loan Agreement.

          The Noteholders and the Borrowers and Worldwide-NY entered into separate amended and restated Note Purchase Agreements, each dated as of April 1, 1995 (collectively the "Original Note Purchase Agreement") pursuant to which the Borrowers and Worldwide-NY executed and delivered to the Noteholders joint and several senior notes in the aggregate principal amount of $30,000,000.00. The Borrowers and the Noteholders have entered into an Amendment Agreement as of the date hereof (the "Amendment to Note Purchase Agreement"), amending the Original Note Purchase Agreement (the Original Note Purchase Agreement, as so amended shall be referred to herein as the "Note Purchase Agreement").

          Borrowers' obligations under the Loan Agreement, the Note Purchase Agreement, and the notes issued thereunder were and are secured by, among other things, (i) the Florida Mortgage, (ii) the Collateral Assignments (iii) the North Carolina Mortgage, (iv) the New York Mortgage, (v) the Trademark Agreement, (vi) the Security Agreement, and (vii) the Pledge Agreement. The Borrowers and Maidenform - NY also executed and delivered to the Collateral Agent, the Agent, the Issuing Bank, the Banks and the Noteholders the Environmental Indemnity.

          The Collateral Agent, the Agent, the Issuing Bank, the Banks, the Noteholders, the Borrowers and Worldwide-NY entered into an Intercreditor Agreement dated as of April 26, 1995 (the "Original Intercreditor Agreement"). The Collateral Agent, the Agent, the Issuing Bank, the Banks, the Noteholders and the Borrowers have entered into an Amendment to Intercreditor Agreement of even date herewith (the "Amendment to Intercreditor Agreement"). The Original Intercreditor Agreement as amended by the Amendment to Intercreditor Agreement and as amended from time to time hereafter, is referred to herein as the "Intercreditor Agreement".

          The Collateral Agent presently holds a lien on and security interest in the Collateral and is legally entitled to enforce collection of the indebtedness secured by the Security Documents in accordance with the terms of the Notes, the Security Documents and the Intercreditor Agreement.

          To induce the Banks to agree to enter into the Amendment to Loan Agreement and the Noteholders to enter into the Amendment to Note Agreement, each Borrower and each Pledgor has agreed to reaffirm its respective obligations under the Security Documents and the Environmental Indemnity to which it is a party.

          NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and intending to be legally bound, the parties hereto agree as follows:

          Reaffirmation of Security Documents and Environmental Indemnity.
Each Borrower hereby reaffirms the Security Documents and Environmental Indemnity in accordance with the terms and conditions set forth herein and confirms that the Security Documents as herein reaffirmed continue to secure the obligations evidenced by the Loan Agreement, the Term Loan Notes, the Revolving Credit Notes, the Note Purchase Agreement and the notes issued thereunder, and, as of the date hereof, secure the obligations evidenced by the Second Term Loan Notes, all in accordance with the terms thereof and of the Intercreditor Agreement. Each Pledgor hereby reaffirms the Pledge Agreement in accordance with the terms and conditions set forth herein and confirms that the Pledge Agreement as herein reaffirmed continues to secure the obligations evidenced by the Loan Agreement, the Term Loan Notes, the Revolving Credit Notes, the Note Purchase Agreement and the notes issued thereunder, and, as of the date hereof, secures the obligations evidenced by the Second Term Loan Notes, all in accordance with the terms thereof and of the Intercreditor Agreement.

          Amendments to the Security Documents and Environmental Indemnity. The parties hereto agree that all of the terms and conditions of the Security Documents and the Environmental Indemnity shall continue unchanged and remain in full force and effect, except as modified and amended herein as follows:

          All references in the Security Documents and the Environmental Indemnity to the "Loan Agreement" shall mean the Loan Agreement, as such term is hereinabove defined.

          All references in the Security Documents and the Environmental Indemnity to the "Loans" shall mean the Loans, as such term is defined in the Loan Agreement.

          All references in the Security Documents and the Environmental Indemnity to the "Intercreditor Agreement" shall mean the Intercreditor Agreement, as such term is hereinabove defined and as such Intercreditor Agreement may be extended, modified or amended from time to time.

          All references in the Security Documents and the Environmental Indemnity to the "Note Purchase Agreement" shall mean the Note Purchase Agreement, as such term is hereinabove defined.

          Representations and Warranties. (a) Each Borrower represents and warrants to the Collateral Agent that (i) the representations and warranties of Borrowers contained in the Security Documents and the Environmental Indemnity are true and correct as of the date hereof except for changes permitted thereby or in writing by the Noteholders and Banks and except for representations and warranties which, by their express terms, relate to a particular period or date which has since passed, (ii) the Borrowers are in compliance with the covenants contained in the Security Documents and the Environmental Indemnity, and (iii) after giving effect to the Amendment to Loan Agreement and Amendment to Note Purchase Agreement there exists no Event of Default or Default under the Security Documents and the Environmental Indemnity.

      Each Pledgor represents and warrants to the Collateral Agent that (i) the representations and warranties contained in the Pledge Agreement are true and correct as of the date hereof, except for changes permitted thereby or in writing by the Noteholders and Banks and except for representations and warranties which, by their express terms relate to a particular period or date which has since passed, (ii) Pledgor is in compliance with the covenants contained in the Pledge Agreement and (iii) after giving effect to the Amendment to Loan Agreement and Amendment to Note Purchase Agreement there exists no Event of Default or Default under the Pledge Agreement.

          Continued Priority and Liens. The parties by entering into this Amendment do not intend to and do not disturb or hereby affect the priority of the liens on the Collateral held by the Collateral Agent. The indebtedness evidenced by the Loan Agreement, the Term Loan Notes, the Second Term Loan Notes, the Revolving Credit Notes and the Private Placement Notes shall continue to be secured as set forth in the Loan Agreement and all of the Security Documents.

          Miscellaneous.    This Amendment contains all of the modifications to
the Security Documents and the Environmental Indemnity. No further modifications shall be deemed effective, unless in writing executed by all parties. This Amendment shall be binding upon the parties hereto, their successors and assigns. Except as expressly modified and amended herein, the Security Documents and the Environmental Indemnity will remain in full force and effect in accordance with their respective terms. This Amendment shall be construed and enforced in accordance with the laws of the Commonwealth of Pennsylvania. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Amendment by signing any such counterpart. This Amendment shall become effective when it shall have been executed by the Borrowers, Pledgor and the Collateral Agent, and it shall thereafter be binding upon the Borrowers and Pledgor, and inure to the benefit of the Collateral Agent and their respective successors and assigns, except that no Borrower shall have the right to assign any right or obligation hereunder or any interest herein.

     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

BETEX, S.A.                             MAIDENFORM WORLDWIDE, INC.
CREACIONES TEXTILES de                  MAIDENFORM, INC.
MERIDA, S.A. de C.V.                    NCC INDUSTRIES, INC.
ELIZABETH NEEDLE CRAFT, INC.            CRESCENT INDUSTRIES, INC.
JAMAICA NEEDLECRAFT, LTD.
MAIDENFORM INTERNATIONAL, LTD.          By: /s/ Ira Glazer
NICHOLAS NEEDLECRAFT, INC.                Name: Ira Glazer
                                          Title: Executive Vice
                                                  President

By:/s/ Ira Glazer
  Name:Ira Glazer                                           (as to all
                                        Borrowers listed
  Title:Executive Vice                  above)
        President

  (as to all Borrowers listed above)

Attest:/s/ Steven N. Masket             Attest:/s/ Steven N. Masket



/s/ Elizabeth J. Coleman           /s/ David C. Masket
ELIZABETH J. COLEMAN               DAVID C. MASKET
Address:90 Park Ave.               Address: 90 Park Ave.
New York, NY                       New York, NY

/s/ Robert A. Brawer               /s/ Abraham P. Kanner
ROBERT A. BRAWER                   ABRAHAM P. KANNER
Address:90 Park Ave.               Address: 90 Park Ave.
New York, NY                       New York, NY

/s/ John Muirhead
JOHN MUIRHEAD
Address:30 Knutsford Blvd.
7th Floor
Kingston 5 Jamaica

                            JOINDER

     IN WITNESS WHEREOF, CoreStates Bank, N.A., as Collateral Agent under the Security Documents, hereby accepts the Reaffirmation Agreement from the Borrowers and the Pledgors, and agrees to the amendments to the Security Documents and the Environmental Indemnity contained therein, as of the date first written in the Reaffirmation Agreement.

CORESTATES BANK, N.A.,
as Collateral Agent


By:/s/ Charles H. Dietrich
   Name:Charles H. Dietrich
   Title: Sr. Vice President