Form 10-Q
NCC INDUSTRIES INC
filed 1996-05-20
CIK 70855

SECURITIES AND EXCHANGE
                        COMMISSION Washington D.C.
                        20549


(MARK ONE)                         FORM 10-Q
     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended March 30, 1996

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

                 Yes    X              No _______


    At March 30, 1996, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.


                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  NCC INDUSTRIES, INC. AND SUBSIDIARY
                            BALANCE SHEETS
                              (UNAUDITED)

                                                     March 30        December 31
                                                      1996             1995

                         ASSETS
Current assets
  Cash and cash equivalents                         $ 1,576,938      $   725,198
  Investments                                            93,382          671,382
  Accounts receivable, net                           15,180,197       15,864,241
  Inventories (Note 2)                               50,967,533       45,020,477
  Other current assets                                2,895,377        2,347,071

  Total Current Assets                               71,013,427       64,628,369

  Property, plant and equipment at cost, net           9,768,364      10,155,629
  Bond issuance cost                                     54,846           59,138
  Other assets                                          399,829          525,606

                                                    $81,236,466      $75,368,742



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                                     $     -           $     -
  Accounts payable and accrued expenses              38,076,613        32,510,620
  Current portion of long-term debt                     445,000           445,000

  Total Current Liabilities                          38,521,613        32,955,620

  Long term debt, less current portion                1,916,415         1,916,415
  Other liabilities                                   2,497,111         1,664,956
  Shareholder's equity                               38,301,327        38,831,751

                                                    $81,236,466       $75,368,742






                  See notes to financial statements.
                                  -2-
                  NCC INDUSTRIES, INC. AND SUBSIDIARY STATEMENTS
              OF INCOME AND RETAINED EARNINGS
                              (UNAUDITED)



                                             Three Months Ended
                                           March 30,          April 1,
                                           1996                 1995

STATEMENTS OF INCOME
Net Sales                                     $ 22,694,362     $27,785,598
Cost and expenses
  Cost of sales, shipping, selling,
  general and administrative expenses           23,157,061      26,538,137

Interest expense                                   330,265         384,139
                                                23,487,326      26,922,276
Income (loss) before taxes                    ($   792,964)    $   863,322

Income taxes  (benefit)                       (    262,530)        218,783

Net Income (loss)                             ($   530,434)    $   644,539

Income per common share                           ($0.12)          $0.15

Weighted average shares used in
 computing per share amounts                     4,375,492       4,375,492


                                                    Three Months  Ended
                                                March 30,           April 1,
                                                 1996                1995
 STATEMENTS OF RETAINED EARNINGS


Retained earnings, beginning                  $31,645,396        $28,894,732


Net income                                    (    530,434)      $   644,539

Retained earnings, ending                      $31,114,962       $29,539,237





                  See notes to financial statements.
                                  -3-


                       NCC INDUSTRIES, INC.
                       AND SUBSIDIARY STATEMENTS OF
                            CASH FLOWS
                             (UNAUDITED)


                                                           Three Months Ended
                                                    March 30, 1996        April 1, 1995

Cash flows from operating activities

    Net income (loss)                                   $(530,434)     $  644,539

    Adjustments to reconcile net income (loss)to net
      cash used in operating activities
      Depreciation                                         387,519        383,646
       Amortization                                          4,292          5,093
      Provision for losses on accounts receivable           30,000         27,000
       Loss from retirement of equipment                    32,987         11,574

    Net change in operating assets and liabilities
       (Increase) decrease in accounts receivable          654,044     (1,977,171)
       Increase in inventory                            (5,947,056)    (6,802,821)
       Increase (decrease) in accounts
         payable and accrued expenses                    5,566,003      1,957,635
       (Increase) decrease in other assets                 125,777         70,807
      Increase in other liabilities                        832,155         28,134
       Increase in other current assets                   (548,306)   (   673,263)

   Net cash provided by (used in) operating activities  $  606,981    ($6,324,827)

Cash flows from investing activities

     Purchase of plant & equipment                      $(33,241)      $( 53,572)
     Decrease in investments                             278,000           -
     Net cash used in investing activities              $244,759       $( 53,572)

                       See notes to financial statements.
                                       -4-

                       NCC INDUSTRIES, INC. AND
                      SUBSIDIARY STATEMENTS OF CASH
                      FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                  Three  Months Ended
                                                               March 30, 1996      April 1, 1995

    Cash flows from financing activities
      Long term debt borrowings                                    $    -            $ 1,000,000
      Net borrowings under notes payable,
       and bank                                                    $    -              5,369,000

      Net cash provided by financing activities                    $    -            $ 6,369,000


      Net decrease in cash                                         $  851,740       ($    9,399)

      Cash, beginning of year                                      $  725,198       $ 1,034,820
      Cash, end of quarter
$1,576,938
$ 1,025,421

    Supplemental disclosure of cash flow
      information

     Cash paid during the three months for interest                $164,273         $ 445,545

   Cash paid during the three months for income taxes               -               $  16,146


                       See notes to financial statements.
                                       -5-


                    NCC INDUSTRIES, INC. AND SUBSIDIARY NOTES

                       TO FINANCIAL STATEMENTS



     1.  Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-
01 of Regulation S-X of the Securities and Exchange Commission.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments)considered necessary for a fair presentation have been included.
Operating results for the three month period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited balance sheet at that date.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     2. Inventory:

      a) Inventories at March 30, 1996 are stated at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

      b)  Inventories consist of:

                                  March 30,          December 31,
                                  1996                  1995
                                (unaudited)

           Raw Materials            $ 8,305,984          $ 7,566,204
           Work in process           10,848,396           10,659,170
           Finished goods            31,813,153           26,795,103
           Total                    $50,967,533          $45,020,477

     3. Net income per share:
      Per share amounts are based on the weighted average number of shares outstanding during the period.
                              -6-
                    NCC INDUSTRIES, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

                           (continued)





     4. Facility closure costs:

      In March, 1996, Registrant announced its intent to close its Puerto Rican manufacturing facilities by the third quarter of 1996.
      Registrant has recorded a provision of $675,000 for non employee benefit related closure costs of its Puerto Rican facilities including rent, maintenance, security, relocation and all other costs incidental to closure of the facilities. Employee related costs have not been determined but will materially impact second quarter results of Registrant.

     5. Income Taxes:

     The income tax provision is calculated based upon an estimated tax rate for the year for each tax jurisdiction.

     6. Subsequent event:
      On May 13, 1996, Registrant announced the planned closure of its Cortland, NY cutting operations which will occur in the third quarter of 1996. Registrant will obtain cutting services from its parent, Maidenform, Inc. in an effort to reduce costs. Management has not determined the total expected cost of closure which will be recorded in the second quarter of 1996, but such closure costs could be material to Registrant's 1996 results.








                            -7-
ITEM 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations

       Results of Operations
            Net sales for the first quarter of 1996
       declined by 18% as compared to the first quarter of 1995 due primarily to softness in the brands and private label businesses of Registrant's major customers. The impact of the cancellation of the "Bill Blass" trademark merchandise has resulted in a 48% reduction of sales to Walmart, the Registrant's customer for such merchandise. Registrant's management anticipates partial recovery of the sales to Walmart in the second half of 1996. Sales to Mervyn's, another major customer, declined 50% due to reduced orders caused by a softness in the retail markets. Registrant's management anticipates at least partial recovery of this business in the second half of 1996. Sales to Mast
       Industries declined 66% in the first quarter of 1996 as compared to the first quarter of 1995.
       However, new style introductions are planned for shipment beginning in the second quarter and Registrant's management anticipates recovery of sale shortfalls over the balance of 1996.
       Registrant's management also anticipates similar recoveries in its branded product lines to at least partially replace declining sales volume and reduce inventory levels. Partially offsetting a 22% decline in unit volume is an increase in the average revenue per unit of 6.5% in the first quarter of 1996.

            Cost of sales was generally consistent for the
       first quarter of 1996 as compared to the first
       quarter of 1995. Shipping, advertising and selling expenss increased as a percentage of sales primarily due to the reduced
       sales volumes.   General and  administrative
       expenses were higher in the first quarter of 1996 as compared to the first quarter of 1995 due to the recording of non-employee benefit costs related to the closure of Registrant's
       Puerto Rican manufacturing facilities. Interest expense was lower during the first quarter of 1996 as compared to the first quarter of 1995.

            As a result of the aforementioned items, net income declined to a loss of $530,434 in the first quarter of 1996 as compared to the first quarter of 1995.
       Due to excess cutting capacity, Registrant will be consolidating all of its domestic cutting operations into another existing U.S. cutting facility of Maidenform, Inc., Registrant's parent.
       The Cortland cutting plant will be closed over the next several months in an effort to reduce costs.
                   -8-

Financial Condition

     Net cash flows provided by operating
activities increased $6,931,000 during the first quarter of 1996 as compared to the first quarter of 1995 due primarily to increases in accounts payable and accrued expenses. Inventory increased primarily due to lower-than-anticipated shipments in the first quarter of 1996.


       Net cash flows provided by investing activities increased due to liquidation of investments held by Registrant.
Working capital was $32,937,000 at March 30,
1996 as compared to $31,673,000 at December 31, 1995. While Registrant and its parent has lines of credit of $220,000,000, the lines of credit were all utilized. Registrant's management believes that the Maidenform Group's line of credit and debt capacity under the revolving credit facility, together with vendor support are adequate to meet its anticipated operating needs through the end of 1996. However, in the event of any material adverse change in either vendor support or in Registrant's anticipated sales for 1996, Registrant could experience an adverse impact on its liquidity.

             -9-

    NCC INDUSTRIES, INC.







PART II - OTHER INFORMATION




    (No applicable items)



         SIGNATURES


Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             NCC INDUSTRIES, INC.

Date 5/14/96                       By: /s/ Ira Glazer
                                        Ira Glazer
                                        Executive Vice President -
                                        Chief Operating Officer


Date 5/14/96                       By: /s/ Steven Masket
                                        Steven Masket
                                        Executive Vice President -
                                        General Counsel, Secretary





                               -11-