Form 10-Q
period 1996-06-29
NCC INDUSTRIES INC
filed 1996-08-19
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C.  20549


(MARK ONE)                    FORM 10-Q

    X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended June 29, 1996


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

                    Yes    X            No
     At June 29, 1996, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.









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

PART II.     OTHER INFORMATION:

          Item 1.  Legal Proceedings
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

















                               -2-





                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

               NCC INDUSTRIES, INC. AND SUBSIDIARY
                         BALANCE SHEETS
                           (UNAUDITED)


                                          June 29,            December 31,
                                           1996                  1995
ASSETS

Current assets
  Cash and cash equivalents                  $ 1,089,808      $    725,198
  Investments                                    115,967           671,382
  Accounts receivable, net                    16,132,995        15,864,241
  Inventories (Note 2)                        48,814,995        45,020,477
  Other current assets                         2,823,212         2,347,071

  Total Current Assets                        68,976,977        64,628,369

 Property, plant and equipment at cost, net    9,334,822        10,155,629
  Bond issuance cost                              50,553            59,138
  Other assets                                   428,417           525,606

                                             $78,790,769       $75,368,742


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                              $     -            $        -
  Accounts payable and accrued expenses       36,479,563        32,510,620
  Current portion of long-term debt              445,000           445,000

  Total Current Liabilities                   36,924,563        32,955,620

  Long term debt, less current portion         1,916,415         1,916,415
  Other liabilities                            2,169,054         1,664,956
  Shareholder's equity                        37,780,737        38,831,751

                                             $78,790,769       $75,368,742


               See notes to financial statements.

                               -3-

                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                       Three Months Ended                   Six Months Ended,
                                    June 29,       July 2,        June 29,     July 2,
                                     1996           1995                1996     1995

STATEMENTS OF INCOME
Net Sales                              $28,106,000         $34,085,221     $50,800,362         $61,870,819

Cost and expenses
  Cost of sales, shipping, selling,
  general and administrative expenses   28,977,278           32,116,222   51,459,339           58,654,359
  Interest expense                         526,749             469,167           857,014            853,306
                                        29,504,027           32,585,389        52,316,353           59,507,665


Income (loss) before taxes              (1,398,027)            1,499,832   ( 1,515,991)     2,363,154

Income taxes  (benefit)                 (  474,352)             429,399    (   464,977)       648,182

Net Income     (loss)                   ($  923,675)         $1,070,433     ($1,051,014)        $ 1,714,972

Income per common share                    ($.21)          $.24          ($.24)            $.39

Weighted average shares used in
 computing per share amounts             4,375,492            4,375,492      4,375,492       4,375,492





                                       -4-


                                        Three Months Ended                 Six Months Ended
                                     June 29,            July 2,        June 29,      July 2,
                                      1996           1995                1996           1995

STATEMENTS OF RETAINED EARNINGS

Retained earnings, beginning            $31,442,688         $29,366,463    $31,570,027         $28,721,924

Net income                                 (923,675)          1,070,433      (1,051,014)      1,714,972

Retained earnings, ending               $30,519,013         $30,436,896    $30,519,013         $30,436,896





















                       See notes to financial statements.
                                       -5-
                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                    June 29,        July 2,
                                                                     1996            1995
Cash flows from operating activities
     Net income     (loss)                                       ($1,051,314)        $1,714,972

     Adjustments to reconcile net income (loss) to net cash
     used in operating activities
      Depreciation                                                   774,273            735,648
      Amortization                                                     8,585      10,187
      Provision for losses on accounts receivable                     60,000              54,000
      Loss from retirement of equipment                              131,734             11,848
       Transactions with Majority Shareholder                          -                1,445,812
      Net change in operating assets and liabilities:
        Increase in accounts receivables                            (328,754)        ( 1,858,170)
        Increase in inventory                                     (3,794,518)       ( 7,684,550)
        Increase in accounts payable and accrued expenses          3,968,943          9,994,539
          (Increase) decrease in other assets                         97,189             -
        Increase (decrease) in other liabilities                     504,098        (    72,461)
          Increase in other current assets                          (476,141)       (   691,774)
   Net cash provided by (used in)operating activities               (105,605)         3,772,958

Cash flows from investing activities

     Purchase of plant & equipment                                    (85,200)        (   219,233)
     Proceeds from sales of investments                               555,415          -
     Net cash provided by (used in) investing activities             $470,215        ($  219,233)





                        See notes to financial statements

                                       -6-

                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                     Six Months Ended     Six Months Ended
                                                         June 29,            July 2,
                                                          1996                     1995
     Cash flows from financing activities



        Repayment of Majority Shareholder advances                -           ($4,116,377)

     Net cash used in financing activities                       -            ( 4,116,377)

     Net increase (decrease) in cash                         $    364,610     (   562,652)

     Cash, beginning of year                                 $    725,198     $ 1,034,820

     Cash, end of quarter                                    $  1,089,808     $   472,168

     Supplemental disclosure of cash flow information.
     (See note 4 of Notes to Financial Statements)

     Cash paid during the six months for interest           $    164,273      $   445,561

     Cash paid during the six months for income taxes       $     18,360      $    68,629


                                             See notes to financial statements.

                                       -7-
               NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO FINANCIAL STATEMENTS
     1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information
and with the   instructions to Form 10-Q and Rule 10-01 of
Regulation S-X of the    Securities and Exchange Commission.
Accordingly, they do not include   all of the information and
footnotes required by generally accepted     accounting
principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have
been      included. Operating results for the six month period
ended June 29,      1996 are not necessarily indicative of the
results that may be expected  for the year ending December 31,
1996.  The balance sheet at December    31, 1995 has been derived
from the audited balance sheet at that date.      For further
information, refer to the consolidated financial statements
and footnotes thereto included in the Company's Annual Report on
Form      10-K for the year ended December 31, 1995.

     2. Inventory:

        a) Inventories at June 29, 1996 are stated at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

        b)  Inventories consist of:

                                    June 29,           December 31,
                                     1996                 1995
                                   (unaudited)

          Raw Materials            $  7,278,591        $7,566,204
          Work in process             8,988,946        10,659,170
          Finished goods             32,547,458        26,795,103
          Total                    $ 48,814,995       $45,020,477

     3. Net income per share:

        Per share amounts are based on the weighted average number of shares outstanding during the period.

     4. Registrant's management has announced the pending closure of its Cortland, NY administrative offices by the fourth quarter of 1996, and Registrant will utilize certain administrative services from its majority shareholder Maidenform, Inc. in Bayonne, NJ. Registrant's management estimates that non-employee benefit related costs will include the write-down of impaired assets and will aggregate between $500,000 and $800,000 to be recorded in the third quarter of 1996. The employee-related costs have not been estimated at the time of filing but are expected to be material. In March, 1996 Registrant announced its intent to close its Puerto Rican manufacturing facility by the third quarter of 1996 and has recorded a charge of $1,348,000 for its closure.

                               -8-
ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

     Net sales for the second quarter of 1996 were 17.5% lower than the second quarter of 1995 due to continued softness in the brands and private label business of Registrant's major customers. While the cancellation of the "Bill Blass" trademark merchandise continues to affect comparative results, Walmart, which previously purchased the "Bill Blass" garments, has partially replaced this lost business with new "Kathy Lee" trademarked styles resulting in a net decrease of 20% for the second quarter of 1996 as compared to the second quarter of 1995 for Walmart. Registrant's management anticipates continued partial recovery of the sales to Walmart in the second half of 1996. Sales to Mervyn's, another major customer, have declined 30% for the first six months of 1996 as compared to the first six months of 1995 due to reduced orders caused by continued softness in the retail markets. Registrant's management continues to anticipate additional partial recovery of this business in the second half of 1996. Sales to Mast Industries declined 6% in the first six months of 1996 as compared to the first six months of 1995. However, continued improvement in shipments to Mast are anticipated by Registrant's management in the second half of 1996. Registrant's management also anticipates at least partial recoveries in its branded product lines which will reduce inventory levels further. Partially offsetting a 21% decline in unit volume is an increase in the average revenue per unit of 4.3% in the first six months of 1996 as compared to the first six months of 1995.

     Cost of sales, shipping and advertising costs as a percentage were generally consistent for the first six months of 1996 as compared with the first six months of 1995. Selling expense increased as a percentage of sales primarily due to the reduced sales volume. General and administrative expenses were higher in the second quarter of 1996 as compared to the second quarter of 1995 due to the recording of employee benefit costs related to the closure of Registrant's Puerto Rico and Cortland, NY manufacturing facilities. Registrant's management recently announced the pending closure of its Cortland, NY administrative offices and Registrant will utilize certain administrative services from its majority shareholder, Maidenform, Inc., in Bayonne, NJ. Such closure is expected to occur by the fourth quarter of 1996 and is expected to aid the cash flow position of Registrant and its majority shareholder in 1997. Registrant anticipates the recording of non-employee benefit costs (including impaired assets write downs) in the range of $500,000 to $800,000 in the third quarter of 1996. The employee related benefit costs have not been estimated at the time of filing but are expected to be material. Because of these closure costs, Registrant may not report a profit for the year 1996. As a result of the aforementioned items net loss was $923,675 for the second quarter of 1996 and a loss of $1,051,014 in the first six months of 1996 from a profit of $1,070,433 in the second quarter of 1995 and a profit of $1,714,972 in the first six months of 1995.



                             -9-



Financial Condition

     Net cash flows from operations decreased during the first six months of 1996 as compared with the first six months of 1995 due primarily to the net loss for the period. Inventories at June 29, 1996 were approximately $3,795,000 higher than at December 31, 1995 due in part to the lower than anticipated shipments in the first six months of 1996 but were $2,153,000 lower than at March 30, 1996 due to reduced production levels achieved in response by management to continued softness in the market place for Registrant's products. Net cash flows from investing activities were used to finance operating activities and increase cash on hand. In order to finance its capital and other corporate expenditures, Registrant expects to continue to use cash from operations and amounts available to Registrant under the revolving credit facility described hereafter.


     Working capital was $32,052,000 at June 29, 1996 as compared to $31,673,000 at December 31, 1995. While
Registrant and its parent have credit facilities of $220,000,000, the lines of credit were virtually all utilized at the time of filing. At June 29, 1996, the Maidenform Group was in default of certain financial and other covenants under such credit facilities. The Maidenform Group has reached an agreement in principle with its lenders, which is subject to final documentation and the resolution of certain intercreditor issues, which, when finalized, will result in waivers of all such defaults. If the waivers are not obtained, these lenders can demand repayment of all amounts outstanding and assert their rights as secured creditors. Notwithstanding such defaults, the Maidenform Group's lenders have continued to provide funding to the Maidenform Group under such credit facilities. Registrant's management believes that the Maidenform Group's line of credit and debt capacity under the revolving credit facility, together with vendor support and cash flow from operations are adequate to meet its anticipated operating needs through the end of 1996.
However, in the event of any material adverse change in either vendor support or in Registrant's anticipated sales for 1996, Registrant's liquidity would be adversely affected.



















                            -10-




Item 6.  Exhibits and Reports on Form 8-K



     Exhibits No.             Description

(a)

        27          Financial Data Schedule


(b)  Reports on Form 8-K

No Reports on Form 8-K have been filed during the quarter ended June 29, 1996.

































                            -12-





                        EXHIBIT INDEX


     Title of Document
Page





Financial Data Schedule
15







































                            -13-
                      NCC INDUSTRIES, INC.


                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Herzog, Heine, Geduld, Inc. ("HHG"), the owner of approximately 30,214 shares of Registrant's common stock, has commenced a class action against Registrant, Maidenform, Inc. ("Maidenform"), Maidenform Worldwide, Inc. ("Worldwide"), Triumph International Overseas, Ltd. (The former majority shareholder of Registrant) ("Triumph"), Guenther Spiesshofer (a former officer and shareholder of Registrant) ("Spiesshofer"), and Frank Magrone (a former officer and shareholder of Registrant) ("Magrone").
The action was commenced in New York State Court, seeks compensatory damages in an unspecified amount and alleges that Triumph Spiesshofer, and Magrone breached their fiduciary duty to HHG by selling their stock of Registrant to Worldwide and failing to include HHG and the remaining shareholders in the sale. The complaint also alleges that Maidenform and Worldwide aided and abetted the selling defendants' breach by structuring the stock purchase to exclude the public shareholders. HHG also claims that Maidenform and Worldwide, as the controlling shareholders of Registrant since the sale, breached their fiduciary duty to the public shareholders by operating Registrant as a subsidiary in the absence of purchasing 100% of the stock. Registrant and its affiliates believe that the claims lack merit and intend to defend the suit vigorously.

Item 5. Other Information

     On July 17, 1996, Frank Magrone resigned as a director, officer and employee of Registrant to pursue other business opportunities, Mr. Magrone has also assumed a consulting position with Maidenform, Worldwide and its affiliated companies.

     Registrant's management has recently announced the closure of its Main Street administrative facility in Cortland, New York, which closing will occur in the fourth quarter of 1996. Registrant will utilize certain administrative services from its majority shareholder Maidenform, Inc. Registrant's management has not determined the total expected cost of closure which will be recorded in the third quarter of 1996. Registrant's management believes that such closure will result in lower administrative costs and savings for Registrant.












                              -11-



                           SIGNATURES


   Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NCC INDUSTRIES,
INC.









    Date 8/19/96_________           By: /s/ Ira Glazer
                                    Ira Glazer
                                    Executive Vice President -
                                    Chief Operating Officer




    Date 8/19/96__ _____           By: /s/ Steven N. Masket
                                   Steven N. Masket
                                   Executive Vice President -
                                   General Counsel
                                   Secretary





















                     -15-