Form 10-K/A
period 1995-12-31
NCC INDUSTRIES INC
filed 1996-10-25
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                        Amendment No. 1
                          FORM 10-K/A
 ( MARK ONE )

     X              ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1995
                         OR
                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from __________to __________

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

Documents Incorporated by Reference:  None
                            Part I

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

                 Net     Percent      Net      Percent      Net      Percent
                Sales       of       Sales       of        Sales    of Sales
                          Sales                 Sales

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

"Bill Blass".  Registrant has been notified by a customer that the "Bill Blass" program has been terminated.  This program

accounted for approximately 14% of Registrant's total sales in

1995.  (See item 7.  Management's Discussion and Analysis of

Financial Conditions and Results of Operations.)  Registrant's

management believes that this customer will at least partially replace this volume with products in Registrant's current

manufacturing lines.  Registrant holds a non-exclusive license to manufacture brassieres under the trademark "Revlon".

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

Registrant provided loans to such contractor in the aggregate principal amount of $1,950,000 to finance the expansion of its facilities to accommodate such increased demand by Registrant.

The principal amount of such loans, together with interest at the prime rate is repayable to Registrant with each shipment of finished products to Registrant.  A predetermined amount

per garment is deducted from such contractors invoice and

applied first, to interest income, and second to the principal balance of the total.  At December 31, 1995, the aggregate

outstanding principal balance of the loans were $887,834.

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

The Registrant's foreign manufacturing operations are subject to the risks of doing business abroad, including increased

transit time due to documentation and customs clearance

requirements, import controls, trade barriers (including

quotas), restrictions on the transfer of funds, burdens of

complying with foreign laws, as well as political and economic instability in the countries in which it operates.

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

     Registrant's management believes that all equipment from

these facilities will be used at other locations; however, the leases on these facilities, which have combined annual rental of approximately $94,000,  (representing individual annual

rentals of approximately $59,750 and $34.250 do not expire

until 1999 and 2002 respectively.  Registrant's management has not determined the total expected cost of the closure which

will be recorded in 1996.



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

On March 29, 1996, the bank loan agreement was amended

to and Worldwide borrowed an additional $20,000,000 under a

new term loan, of which $10,000,000 is repayable on

August 15, 1996 and $5,000,000 is repayable on each of

October 30 and November 30, 1996.  All of the proceeds of

this new loan were utilized to pay down certain trade

payables of the Maidenform Group.

Registrant's management believes that the Maidenform

Group's line of credit and debt capacity, together with

continued vendor support are adequate to meet its

anticipated operating needs.  As of December 31, 1995,

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

$1,880,000 and a decrease in other assets in 1995 of

$1,226,000 primarily due to repayment during 1995 of the

third party contractor loan, and the change in recording

investments ($671,382) previously thought to be held to maturity,

but at December 31, 1995, were designated to be sold.

Such investments were primarily fully-insured United

States government securities (GNMAs, FNMAs, and FHLMCs)

and mutual funds which were backed by fully-insured

United States government securities (GNMAs, FNMAs, and

FHLMCs).  This increase was partially offset by an

increase in inventory of $5,916,000 in 1995 as compared

to an decrease in inventory of $9,012,000 in 1994.  In

connection with the Acquisition, Registrant's previous

long and short term bank debt was paid in full by the

Maidenform Group as an advance from some of the proceeds

of the current bank agreements.  (From the date of such

repayment by Maidenform through December 31, 1995, the

Registrant had paid an aggregate of $13,894,000 to

Maidenform as repayment for such advances.  At such date,

approximately $5.9 million of such advances was

outstanding).  Cash flows provided by operations for the

year ended December 31, 1994 were $15,415,000,

representing an increase of $21,582,000 as compared to

the year ended December 31, 1993.  This increase was due

to a decrease in inventory in 1994 of $9,012,000 as

compared to an increase in inventory in 1993 of

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

Registrant's products primarily at Walmart and Mast,

partially offset by strength in the Lilyette brand.

Registrant's management believes that these customers

will at least partially replace this volume with the

products in Registrant's current manufacturing lines.  As

of March 31, 1995, the impact of the cancellation of the

Bill Blass trademark merchandise has resulted in a 48%

reduction of sales of Bill Blass merchandise to Walmart,

Registrant's sole customer of such merchandise.  While

the cancellation of the Bill Blass trademark continues to

affect comparative results, Walmart has partially

replaced this lost business with new "Kathy Lee"

trademarked styles, resulting in a net decrease of 20% of

total sales to Walmart for the second quarter of 1996 as

compared to the second quarter of 1995.  Registrant's

management anticipates continued moderate partial

recovery of sales to Walmart in the second half of 1996.

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

                           PART III



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

      (3)   Maidenform is the record owner of 4,042,779
           shares of Common Stock. As the sole shareholder of Maidenform, Worldwide beneficially owns indirectly through Maidenform, such 4,042,779 shares of Common Stock. Elizabeth Coleman, as a result of her direct and indirect ownership of the capital stock of Worldwide and certain voting rights and powers with respect to the selection of and decision-making by the Board of Directors of Worldwide, may be deemed to beneficially own the 4,042,779 shares of Common Stock indirectly beneficially owned by Worldwide. Ms. Coleman disclaims the beneficial ownership of all such shares. The amount shown includes 6,692 shares purchased by Ms. Coleman from one of Registrant's shareholders.
                (b)  The following table sets forth certain
           information with respect to each class of
           Registrant's equity securities beneficially owned
           by each director and each executive officer named
           in the Summary Compensation Table of Registrant and the directors and executive officers of Registrant as a group, as of March 29, 1996
                                                     Percent of
                                      Amount and     Out-
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




                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993







                          Common Stock            Additional             Minimum      Treasury Stock
                          Number of               Paid-In   Retained   Pension    Number
                          Shares Issued  Amount   Capital   Earnings  Liability   Shares     Amount


Balance, December 31,1992   4,866,841   $4,866,841   $5,077,911  $19,278,921            486,174   ($2,641,903)
Net income                                                       $ 3,714,799
Purchase of treasury                                                              4,775   ($
stock                                                                                     38,025)
Minimum pension                                                      ($103,558
liability

Balance, December 31, 1993   4,866,841   $4,866,841   $5,077,911  $22,993,720 ($103,558)  490,949   ($2,679,928)


Net income
                                                           $5,901,012

Purchase of treasury                                                                400   ($
stock                                                                                     3,100)
Minimum pension                                                      ($69,250)
liability

Balance, December 31, 1994   4,866,841   $4,866,841   $5,077,911  $28,894,732 ($172,808)  491,349   ($2,683,028)


Net income                                                 $ 2,750,664
Purchase of treasury
stock
Minimum pension                                                      $  97,439
liability

Balance, December 31, 1995  4,866,841   $4,866,841   $5,077,911  $31,645,396 ($75,369)         491,349   ($2,683,028)






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

          Investments

          In May 1993, Statement of Financial Accounting Standards No. 115,
          "Accounting for Certain Investments in Debt and Equity
          Securities", was issued by the Financial Accounting Standards
          Board. As permitted, the Company implemented this Standard on January 1, 1994. The effect of the adoption was immaterial to the Company. Investments, which are classified as available - for-sale securities, consist primarily of United States government securities (GNMAs, FNMAs, FHLMCs) and mutual funds which are invested in exclusively United States government securities, and are stated at market, which approximates cost. At December 31, 1995 and 1994, gross unrealized holding gains and gross unrealized losses were immaterial. Such United States government securities have maturities due after twenty years. At December
          31, 1994, investments were included with other assets.


                                      F-9
                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Inventories
          Inventories are stated at the lower-of-cost or market. Cost is determined on the first-in, first-out basis.

          Property, Plant and Equipment and Depreciation

          Property, plant and equipment are stated at cost. Depreciation has been computed by the straight-line method over the estimated useful lives of the assets, as follows: building and building improvements -l0 to 20 years and machinery and equipment - 3 to 10 years.

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

          Other Assets

          Other assets consist principally of notes receivable due from a garment processor at December 31, 1995 and 1994 and long-term investments at December 31, 1994. The notes bear interest at the prime rate. Payments are made based on the billings by the processor to the Company.
                                     F-10

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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


         2.  INVENTORIES

           Inventories by major classifications are as follows:

                                                      1995            1994

             Raw materials                        $ 7,566,204      $ 7,287,229
             Work-in-process                       10,659,170        9,639,312
             Finished goods                        26,795,103       22,178,113

                                                  $45,020,477      $39,104,654
3.  PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment at December 31, consisted of the following:

                                                      1995            1994

             Land                                 $   239,867      $   239,867
             Building and building                  6,334,777        6,334,777
             improvements
             Machinery and equipment               10,201,234        9,798,420
             Construction in progress                  73,023          190,206
                                                   16,848,901       16,563,270
             Less:  Accumulated depreciation        6,693,272        5,376,952
                                                  $10,155,629      $11,186,318
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

          The Bond Indenture requires, among other things, that the Company maintain certain financial ratios.

        6.  INCOME TAXES

          The temporary differences which give rise to a significant portion of deferred tax assets and liability at December 31, 1995 and 1994 are as follows:

                                           1995          1994

            Inventory                $1,415,103     $1,003,712
            Accounts receivable
                                      251,946        127,085
            Depreciation              (695,313)     (757,354)

            Accruals                  853,627        563,957

            Employee benefit plans    595,519        560,149

            Other                     65,496         41,822


                                      2,486,378      1,539,371

            Less:  Valuation          (736,756)      (659,561)
            allowance

                                      $1,749,622    ($ 879,810)

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










                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________


         7.  RETIREMENT BENEFIT PLANS (Continued)

                 A summary of the plan's funded status reconciled to the amounts reported in the Company's consolidated balance sheet at December 31 is as follows:

                                                                      1995       1994
                 Actuarial present value of benefit obligations:
                   Accumulated benefit obligation, including
                     vested benefits of $1,713,533 and
                           $1,571,377.                            ($1,720,724)      ($1,585,552)

                 Projected benefit obligation
                   for service provided to date                   ($1,720,724)      ($1,585,552)
                 Plan assets at fair value, primarily
                   cash equivalents and U. S. government
                   securities                                       1,436,380       1,193,331
                      Projected benefit obligation
                        in excess of plan assets                  (   284,344)       (   392,221)
                 Unrecognized net loss                                 75,369         (   172,808)
                 Accrued pension cost                                (208,975)       (219,413)
                 Minimum pension liability                        (    75,369)        (   172,808)
                      Unfunded pension liability
                        included in accrued expenses              ($  284,344)      ($  392,221)


                                            1995         1994          1993
           Net pension cost includes:
              Interest cost                $118,216     $108,896     $ 107,265
              Actual return on plan        (291,830)     106,687
           assets                                                  (88,403)
              Net amortization and          198,880     (210,793)        9,765
           deferral
                                           $ 25,266    $   4,790      $ 28,627

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

      Management believes that all equipment from these facilities will be used at other locations; however, the leases on these facilities, which have combined annual rental of approximately $94,000, do not expire until 1999 and 2003. Management has not determined the total expected cost of the closure which will be recorded in 1996.








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

     By: /s/ Elizabeth Coleman
     Elizabeth Coleman        Date: 10/25/96
     Chairman, President, and
     Chief Executive Officer










































