Form 10-Q/A
period 1996-06-29
NCC INDUSTRIES INC
filed 1996-11-05
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
                   Washington D.C.  20549
                                 Amendmant No. 1
(MARK ONE)                         FORM 10-Q/A

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


                    Commission file number 0-3305



                         NCC INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

           DELAWARE                             62-0643336
 (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


     165 MAIN STREET, CORTLAND, NEW YORK               13045
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:    (607)756-2841



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

                             -3-

                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENTS OF INCOME AND RETAINED
                   EARNINGS
                                   (UNAUDITED)




                                       Three Months Ended     Six Months Ended
     ,                              June 29,       July 2,    June 2,     July 2,
                                     1996           1995        1996       1995
STATEMENTS OF INCOME
Net Sales                           $28,106,000    $34,085,221   $50,800,362         $61,870,819

Cost and expenses
  Cost of sales, shipping, selling,
  general and administrative expenses   28,977,278 32,116,222      51,459,339           58,654,359
  Interest expense                     526,749        469,167         857,014            853,306
                                   29,504,027         32,585,389   52,316,353           59,507,665


Income (loss) before taxes              (1,398,027)   1,499,832   ( 1,515,991)     2,363,154
Income taxes  (benefit                  (  474,352)     429,399    (   464,977)       648,182

Net Income     (loss)                  ($  923,675)  $1,070,433   ($1,051,014)        $ 1,714,972

Income per common share                    ($.21)          $.24     ($.24)      $.39

Weighted average shares used in
 computing per share amounts             4,375,492    4,375,492    4,375,492       4,375,492





                             -4-


                                        Three Months Ended          Six Months Ended
                                     June 29,            July 2,   June 29,     July 2,
                                      1996           1995           1996   1995

STATEMENTS OF RETAINED EARNINGS

Retained earnings, beginning           $31,442,688    $29,366,463    $31,570,027         $28,721,924

Net income                               (923,675)     1,070,433   (1,051,014)      1,714,972

Retained earnings, ending               $30,519,013   $30,436,896  $30,519,013         $30,436,896












                       See notes to financial statements.
                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                    June 29, July 2,
                                                                     1996 1995
Cash flows from operating activities
     Net income     (loss)                                    ($1,051,314)        $1,714,972

     Adjustments to reconcile net income (loss) to net cash
     used in operating activities
      Depreciation                                                774,273            735,648
      Amortization                                                  8,585      10,187
      Provision for losses on accounts receivable                  60,000              54,000
      Loss from retirement of equipment                           131,734             11,848
       Transactions with Majority Shareholder-                  1,445,812
      Net change in operating assets and liabilities:
        Increase in accounts receivables                         (328,754)      ( 1,858,170)
        Increase in inventory                                  (3,794,518)       ( 7,684,550)
        Increase in accounts payable and accrued expenses       3,968,943          9,994,539
          (Increase) decrease in other assets                      97,189             -
        Increase (decrease) in other liabilities                  504,098        (    72,461)
          Increase in other current assets                       (476,141)       (   691,774)
   Net cash provided by (used in) operating activities           (105,605)         3,772,958

Cash flows from investing activities

     Purchase of plant & equipment                              (  85,200)        (   219,233)
     Proceeds from sales of investments                           555,415
-
     Net cash provided by (used in) investing activities          470,215        ($  219,233)



                        See notes to financial statements
                                       -6-
                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                       Six Months Ended         Six Months Ended
                                                     June 29,       July 2,
                                                       1996          1995
     Cash flows from financing activities



        Repayment of Majority Shareholder advances-                                       ($4,116,377)

     Net cash used in financing activities        ( 4,116,377)

     Net increase (decrease) in cash             $    364,610   (   562,652)

     Cash, beginning of year                     $    725,198   $ 1,034,820

     Cash, end of quarter                        $  1,089,808   $   472,168

     Supplemental disclosure of cash flow information.
     (See note 4 of Notes to Financial Statements)

     Cash paid during the six months for interest $   164,273   $   445,561

     Cash paid during the six months for income taxes $18,360   $    68,629



                                                   See notes to financial statements.

                             -7-
               NCC INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO FINANCIAL STATEMENTS
     1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally
accepted  accounting principles for interim financial
information and with the           instructions to Form 10-Q
and Rule 10-01 of Regulation S-X of the    Securities and Exchange Commission.
Accordingly, they do not include   all of the information
andfootnotes required by generally accepted accounting
principles for complete financial statements.  In the
opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair
presentation have been included. Operating results for the six month period ended June 29, 1996 are not necessarily indicative ofthe results that may be expected  for the year ending December
31, 1996.  The balance sheet at December 31, 1995 has
been derived from the audited balance sheet at that date.
For further information, refer to the consolidated financialstatements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1995.

     2. Inventory:

        a)  Inventories at June 29, 1996 are stated at the lower of cost
           (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

        b)  Inventories consist of:

                                    June 29,    December 31,
                                     1996          1995 (unaudited)
          Raw Materials            $  7,278,591        $7,566,204
          Work in process             8,988,946        10,659,170
          Finished goods             32,547,458        26,795,103
          Total                    $ 48,814,995      $ 45,020,477

     3. Net income per share:

     Per share amounts are based on the weighted averagenumber of shares outstanding during the period.

     4. Registrant's management has announced the pending closure of its Cortland, NY administrative offices by the fourth quarter of 1996, and Registrant will utilize certain administrative services from its majority shareholder Maidenform, Inc. in Bayonne, NJ.
       Registrant's management estimates that non-employee benefit related costs will include the write-down of impaired assets and will aggregate between $500,000 and $800,000 to be recorded in the third quarter of 1996. The employee-related costs have not been estimated at the time of filing but are expected to be material. Management intends to seek to dispose of the building facility for fair market value and relocate certain employees to Registrant's other facility in Cortland, New York and Maidenform's facility in Bayonne, New Jersey.

             NCC INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO FINANCIAL STATEMENTS


       It is expected that the remaining employees will be laid off with severance pay. The following exit costs have been recorded in connection with the pending Cortland, New York facility closure:
       severance payments of approximately $115,000; and employee related benefits of approximately $389,000.
       All such costs were recorded as general expense on Registrant's income statements. At June 29, 1996, no amounts had been paid and charged against the liability and there were no adjustments to the liability. It is anticipated that the closure of the facility will be substantially completed by the end of 1996 or the first quarter of 1997.
         In March, 1996 Registrant announced its intent to close its Puerto Rican manufacturing facility by the third quarter of 1996 and has recorded a charge of $1,348,000 for its closure. Management expects to move the manufacturing activities to Maidenform's facilities located in Puerto Rico and the Caribbean and to lay off the employees in Registrant's facility with severance pay. Registrant intends to negotiate with the owner of the facility to terminate the lease prior to expiration and to sell the machinery and equipment to a bona fide purchaser. The following approximate exit costs have been recorded in connection with the pending Puerto Rico facility closure: lease commitment of $478,000; estimates for security and maintenance: $95,000 and $21,000, respectively; severance payments of $588,000; and employee related benefits of $85,000. All such costs were recorded as general expense on Registrant's income statement.
       At June 29, 1996, no amounts had been paid and charged against the liability and there were no adjustments to the liability. Registrant anticipates that the closure of the Puerto Rico facility be will be substantially complete at the end of the third quarter 1996.


                             -8-
ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

     Net sales for the second quarter of 1996 were 17.5% lower than the second quarter of 1995 due to continued softness in the brands and private label business of Registrant's major customers. While the cancellation of the "Bill Blass" trademark merchandise continues to affect comparative results, Walmart, which previously purchased the "Bill Blass" garments, has partially replaced this lost business with new "Kathy Lee" trademarked styles resulting in a net decrease of 20% for the second quarter of 1996 as compared to the second quarter of 1995 for Walmart.
Registrant's management anticipates continued partial recovery of the sales to Walmart in the second half of 1996.
Sales to Mervyn's, another major customer, have declined 30% for the first six months of 1996 as compared to the first six months of 1995 due to reduced orders caused by continued softness in the retail markets. Registrant's management continues to anticipate additional partial recovery of this business in the second half of 1996. Sales to Mast
Industries declined 6% in the first six months of 1996 as compared to the first six months of 1995. However, continued improvement in shipments to Mast are anticipated by Registrant's management in the second half of 1996.
Registrant's management also anticipates at least partial recoveries in its branded product lines which will reduce inventory levels further. Partially offsetting a 21% decline in unit volume is an increase in the average revenue per unit of 4.3% in the first six months of 1996 as compared to the first six months of 1995.
     Cost of sales, shipping and advertising costs as a percentage were generally consistent for the first six months of 1996 as compared with the first six months of 1995. Selling expense increased as a percentage of sales primarily due to the reduced sales volume. General and administrative expenses were higher in the second quarter of 1996 as compared to the second quarter of 1995 due to the recording of employee benefit costs related to the closure of Registrant's Puerto Rico and Cortland, NY manufacturing facilities. Registrant's management recently announced the pending closure of its Cortland, NY administrative offices nd Registrant will utilize certain administrative services from its majority shareholder, Maidenform, Inc., in Bayonne, N.J. Such closure is expected to occur by the fourth quarter of 1996 and is expected to aid the cash flow position of Registrant and its majority shareholder in 1997. Registrant anticipates the recording of non-employee benefit costs
(including impaired assets write downs) in the range of $500,000 to $800,000 in the third quarter of 1996. The employee related benefit costs have not been estimated at

the time of filing but are expected to be material.  Because of these closure costs, Registrant may not report a profit

for the year 1996.  As a result of the aforementioned items

net loss was $923,675 for the second quarter of 1996 and a

loss of $1,051,014 in the first six months of 1996 from a

profit of $1,070,433 in the second quarter of 1995 and a

profit of $1,714,972 in the first six months of 1995.



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


     Working capital was $32,052,000 at June 29, 1996 as compared to $31,673,000 at December 31, 1995. While
Registrant and its parent have credit facilities of $220,000,000, the lines of credit were virtually all utilized at the time of filing. At June 29, 1996, the Maidenform Group was in default of certain financial and other covenants under such credit facilities.
Notwithstanding such defaults, such lenders have continued to provide funding to the Maidenform Group under such credit facilities. The Maidenform Group subsequently has reached an agreement with its lenders which will provide financing through the end of the year and includes a waiver of all defaults and less restrictive covenants. However, in the event of a default by Registrant or any other member of the Maidenform Group, these lenders can demand repayment of all amounts outstanding and assert their rights as secured creditors, which security interest includes substantially all of the assets of Registrant and the other members of the Maidenform Group. During 1996, payments by the Maidenform
Group to its vendors and suppliers have been extended, as a result of discussions with its vendors. Registrant's management believes that the Maidenform Group's line of credit and debt capacity under the revolving credit facility, together with vendor support and cash flow from operations, are adequate to meet its anticipated operating needs through the end of 1996. However, in the event of any material adverse change in either vendor support or in Registrant's anticipated sales for 1996, Registrant's liquidity would be adversely affected.
                            -10-


Item 6.  Exhibits and Reports on Form 8-K



     Exhibits No.             Description

(a)

        27          Financial Data Schedule
(b)  Reports on Form 8-K

No Reports on Form 8-K have been filed during the quarter



ended June 29, 1996.
















                            -12-
                        EXHIBIT INDEX


     Title of Document
Page





Financial Data Schedule
15










                            -13-
                    NCC INDUSTRIES, INC.


                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Herzog, Heine, Geduld, Inc. ("HHG"), the owner of approximately 30,214 shares of Registrant's common stock, has commenced a class action against Registrant, Maidenform, Inc. ("Maidenform"), Maidenform Worldwide, Inc.
("Worldwide"), Triumph International Overseas, Ltd. (The former majority shareholder of Registrant) ("Triumph"), Guenther Spiesshofer (a former officer and shareholder of Registrant) ("Spiesshofer"), and Frank Magrone (a former officer and shareholder of Registrant) ("Magrone"). The action was commenced in New York State Court, seeks compensatory damages in an unspecified amount and alleges that Triumph Spiesshofer, and Magrone breached their fiduciary duty to HHG by selling their stock of Registrant to Worldwide and failing to include HHG and the remaining shareholders in the sale. The complaint also alleges that Maidenform and Worldwide aided and abetted the selling defendants' breach by structuring the stock purchase to exclude the public shareholders. HHG also claims that Maidenform and Worldwide, as the controlling shareholders of Registrant since the sale, breached their fiduciary duty to the public shareholders by operating Registrant as a subsidiary in the absence of purchasing 100% of the stock.
Registrant and its affiliates believes that the claims lack merit and intends to defend the suit vigorously.
Item 5. Other Information
   On July 17, 1996, Frank Magrone resigned as a director, officer and employee of Registrant to pursue other business opportunities, Mr. Magrone has also assumed a consulting position with Maidenform, Worldwide and its affiliated companies.

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


                                               NCC

INDUSTRIES, INC.









By: /s/ Elizabeth Coleman     10-25-96
Elizabeth Coleman             Date
Chairman, President, and
Chief Executive Officer






                            -14-


