Form 10-Q
period 1996-09-28
NCC INDUSTRIES INC
filed 1996-11-18
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C.  20549


(MARK ONE)                    FORM 10-Q

    X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended September 28, 1996


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

                    Yes    X            No
     At September 28, 1996, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.






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

PART II.     OTHER INFORMATION:

          Item 1.  Legal Proceedings

            Item 5.  Other Information

            Item 6.  Exhibits


SIGNATURES
















                                  -2-




                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  NCC INDUSTRIES, INC. AND SUBSIDIARY
                           BALANCE SHEETS
                            (UNAUDITED)
                                        September 28,  December 31,
                                           1996                1995
ASSETS
Current assets
  Cash and cash equivalents                  $   680,375    $  725,198
  Investments                                         -        671,382
  Accounts receivable, net                    13,937,189    15,864,241
  Income tax refundable                           25,569         -
  Inventories (Note 2)                        39,049,849    45,020,477
  Other current assets                         5,269,112     2,347,071

  Total Current Assets                       $ 58,962,094  $64,628,369

Property, plant and equipment at cost, net      8,431,665   10,155,629
Bond issuance cost                                 46,396       59,138
Other assets                                      266,862      525,606
                                             $ 67,707,017 $ 75,368,742


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses       $21,143,550        $21,433,466
  Due to affiliates                             9,002,053         11,077,154

  Current portion of long-term debt               445,000            445,000

  Total Current Liabilities                    30,590,603         32,955,620

  Long term debt, less current portion          1,471,415          1,916,415
  Other liabilities                             2,262,967          1,664,956
  Shareholders' Equity                         33,382,032         38,831,751
                                              $67,707,017        $75,368,742








                   See notes to financial statements.


                                  -3-

                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                       Three Months Ended                   Nine Months Ended
                                   September 28,  September 30,     September 28,      September 30,
                                     1996            1995                1996       1995
STATEMENTS OF INCOME
Net Sales                          $ 27,338,660   $ 30,671,583   $ 78,139,022     $  92,542,402

Cost and expenses
  Cost of sales                           26,442,218     22,414,449  65,689,750        69,606,508
  Shipping, selling, general
    and administrative expenses            6,469,865      6,852,130   18,681,672         8,314,430
  Interest expense                           548,748        552,121      l,405,762    1,405,427
                                          33,460,831     29,818,700     85,777,184    89,326,365


Income (loss) before taxes                (6,122,171)       852,883     (7,638,162)        3,216,037


Income taxes (benefit)                    (1,980,700)       87,297      (2,445,677)           735,479


Net Income (loss)                        ($4,141,471)    $  765,586  ($5,192,485)      $2,480,558

Income (loss) per common share             ($.95)             $.18          ($1.19)        $.57

Weighted average shares used in
 computing per share amounts               4,375,492      4,375,492      4,375,492     4,375,492





                                       -4-

                                 Three Months Ended                 Nine Months Ended
                                   September 28,  September 30,  September 28,    September 30,
                                       1996          1995                 1996       1995

STATEMENTS OF RETAINED EARNINGS
Retained earnings, beginning              $30,594,382    $30,609,704       $31,645,396     $28,894,732

Net income (loss)                         ( 4,141,471)       765,586       (   5,192,485)        2,480,558

Retained earnings, ending                 $26,452,911    $31,375,290       $26,452,911     $31,375,290
























                       See notes to financial statements.

                                       -5-

                NCC INDUSTRIES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine months Ended
                                                                 September 28,       September 30,
                                                                      1996              1995
Cash flows from operating activities
     Net income (loss)                                           $(5,192,485)   $2,480,558

     Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities
      Depreciation                                                  1,128,793    1,138,783
      Amortization                                                     12,742    15,148
      Provision for losses on accounts receivable                      90,000              81,000
      Loss from retirement of equipment                               225,134             17,449
      Loss on impaired assets identified for disposal                 477,591              -
     Net change in operating assets and liabilities
      (Increase) decrease in accounts receivables                   1,811,483          294,904
      (Increase) decrease in inventory                              5,970,628      ( 8,715,038)
      Increase (decrease) in accounts
        payable and accrued expenses                                ( 547,150)   10,762,594
      (Increase) decrease in other assets                             258,744            294,713
       Increase (decrease)in other liabilities                        598,011            254,712
       (Increase) decrease in other current assets                 (2,922,041)    (   810,491)
       Increase (decrease) in due to affiliates                    (2,075,101)      2,113,214

      Net cash provided by (used in )operating activities          (  163,651)    7,927,546

 Cash flows from investing activities

     Purchase of plant & equipment                                   (107,554)   (  493,974)
     Proceeds from sales of investments                               671,382             -
     Net cash used in (provided by) investing activities              563,828         (  493,974)



                       See notes to financial statements.
                                       -6-


                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                                        Nine months Ended  Nine months Ended
                                                          September 28,    September 30,
                                                              1996            1995
Cash flows from financing activities
     Long term debt repayments                                    (445,000)   (   445,000)
     Repayment of Majority Shareholder advances                       -       ( 4,910,379)

     Net cash used in financing activities                        (445,000)     ( 5,355,379)

     Net increase (decrease)in cash                               ( 44,823)     2,078,193
     Cash, beginning of year                                       725,198        1,034,820
     Cash, end of quarter                                        $ 680,375       $ 3,113,013

Supplemental disclosure of cash flow information

     Cash paid during the nine months for interest                   $   483,764       $    766,333
     Cash paid during the nine months for income taxes          $    58,838         $    169,445













                       See notes to financial statements.

                                       -7-
              NCC INDUSTRIES, INC. AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS


     1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for
the nine month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited balance sheet at that date. For further information, refer to the
consolidated financial   statements and footnotes thereto
included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts in the 1995
financial statements have been reclassified to    conform with
the 1996 presentation.

     2. Inventory:

        a) Inventories at September 28, 1996 are stated at the lower of cost
           (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company. No physical inventory was taken.

        b)  Inventories consist of:

                                   September 28,  December 31,
                                     1996            1995
                                     (unaudited)

          Raw Materials                  $ 8,062,181      $7,566,204
          Work in process                  4,529,007      10,659,170
          Finished goods                  26,458,661      26,795,103
          Total                          $39,049,849     $45,020,477

     3. Net income per share:

        Per share amounts are based on the weighted average number of shares outstanding during the period.

     4.Closure Costs

       Registrant's management has announced the pending closure of its Cortland, NY administrative offices by the fourth quarter of 1996, and Registrant will utilize certain administrative services from its majority shareholder Maidenform, Inc. in Bayonne, NJ. In connection with such closure, Registrant's non-employee benefit related costs include the write-down of impaired assets of $477,000 recorded in the third quarter of 1996. Registrant has recorded a charge for employee-related benefit costs of $455,000 in the third quarter of
        1996.

              NCC INDUSTRIES, INC. AND SUBSIDIARY

                 NOTES TO FINANCIAL STATEMENTS

       Management intends to seek to dispose of the building facility for fair market value and relocate certain employees to Registrant's other facility in Cortland, New York and Maidenform's facility in Bayonne, New Jersey. It is expected that the remaining employees will be laid off with severance pay. The following exit costs have been recorded in connection with the pending Cortland, New York cutting operation closure: severance payments of approximately $93,000; and employee related benefits of approximately $292,000. All such costs were recorded as general expense on Registrant's income statements. At September 28, 1996, no amounts had been paid and charged against the liability and there were no adjustments to the liability. It is anticipated that the closure of the facility will be substantially completed by the end of 1996 or the first quarter of 1997.

         In August, 1996 Registrant closed its Puerto Rican manufacturing facility and has recorded a charge of $1,348,000 for its closure in the first six months of 1996. Registrant adjusted this charge in the third Quarter of 1996 by $276,000 primarily to increase reserves for security of the facility. Management moved the manufacturing activities to Maidenform's facilities located in Puerto Rico and the Caribbean and has laid off the employees in Registrant's facility with severance pay. Registrant intends to negotiate with the owner of the facility to terminate the lease prior to expiration and to sell the machinery and equipment to a bona fide purchaser. The following approximate exit costs have been recorded in connection with the Puerto Rico facility closure: lease commitment of $478,000; estimates for security, maintenance, and insurance; , $306,000, $94,000 and $72,000, respectively; severance payments of $588,000; and employee related benefits of $85,000. All such costs were recorded as general expense on Registrant's income statement.

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

     Net sales for the third quarter of 1996 were l0.9% lower than the third quarter of 1995 due to reduced demand
for Registrant's products.   Net sales for the first nine
months of 1996 were 15.6% lower than the first nine months of 1995 because of continued softness in the brands and private label business of Registrant's major customers. Net sales for the third quarter of 1996 were 2.7% lower than the second quarter of 1996. However, for the comparable period of l995, the third quarter of 1995 results were 10% lower
than the second quarter of 1995.   The cancellation of the
"Bill Blass" trademark merchandise continues to affect comparable results with Walmart, a major customer. Sales declined 60% for the first nine months of 1996 with Walmart. Registrant's management no longer anticipates this business to recover, but continues to aggressively pursue alternative sales strategies with Walmart to meet their needs. Sales to Mervyn's, another major customer, have declined 36.7% for the first nine months of 1996, as compared to the first nine months of 1995, due to reduced orders caused by continued softness in the retail markets and a change in Mervyn's pricing and promotion policies. Sales to Mast Industries increased l73.7% in the first nine months of 1996 as compared to the first nine months of 1995 due to increased demand for Registrant's products in the third quarter.

     Partially offsetting a 19% decline in unit volume is an increase in the average revenue per unit of 5.2% in the first nine months of 1996 as compared to the first nine months of 1995. Unit volume declined 14.3% for the third quarter of 1996, as compared to the third quarter of 1995. Average unit revenue increased 6.4% in the third quarter of 1996 as compared to the third quarter of 1995.

     Cost of sales increased as a percentage of sales due to a decision by Registrant's management to increase reserves for inventory markdowns by approximately $3,976,000. This increase in reserves is due primarily to larger than anticipated declines in sales volume with Walmart and K-Mart, two major retailers, indicating consumer acceptance did not meet Registrant's and customer's expectations, resulting in excess inventories for these businesses. In anticipation of discontinuance of this merchandise, Registrant's management is aggressively pursuing alternative strategies to help these customers fulfill their merchandising needs in the future. Shipping, advertising and selling costs increased as a percentage of sales for the first nine months of 1996, as compared with the first nine months of 1995 because of the reduced sales volume. General and administrative expenses were higher as a percentage of sales in the third quarter of 1996 as compared to the third quarter of 1995, due to the recording of employee related benefit costs of $455,000 related to the closure of Registrant's administrative offices in Cortland, New York, the recording of impaired assets valuation of $477,000 and the recording of an officer severance arrangement of $929,000. An adjustment was made during the third quarter to increase previous accruals for closure of Registrant's Puerto Rico facilities by $276,294.

Financial Condition

     Net cash flows from operations decreased during the first nine months of 1996 as compared with the first nine months of 1995 due primarily to the net loss for the period. The decrease in cash flows from changes in accounts payable were largely offset by increases in cash flows from changes in inventory. The increase in other current assets was primarily due to increases in Deferred Tax Assets resulting from plant closure and markdown effects on the effective tax rates of Registrant. Inventories at September 29, 1996 were $5,971,000 less than at December 31, 1995 due in part to the increases in markdown reserves and lower production levels needed to meet customer demand. Net cash flows from investing activities were used to finance operating and financing activities.

     Working capital was $28,371,000 at September 28, 1996 as compared to $31,673,000 at December 31, 1995. While
Registrant and its parent have credit facilities of $220,000,000, the available lines of credit were virtually all utilized at the time of filing. At June 29, 1996, the Maidenform Group was in default of certain financial and other covenants under such credit facilities.
Notwithstanding such defaults, such lenders continued to provide funding to the Maidenform Group under such credit facilities. The Maidenform Group subsequently reached an agreement with its lenders which provides financing through the end of the year and includes a waiver of all defaults and less restrictive covenants. However, in the event of a default by Registrant or any other member of the Maidenform
Group, these lenders can demand repayment of all amounts outstanding and assert their rights as secured creditors, which security interest includes substantially all of the assets of Registrant and the other members of the Maidenform
Group. During 1996, payments by the Maidenform Group to its vendors and suppliers have been extended as a result of discussions with its vendors. Registrant's management believes that the Maidenform Group's line of credit and debt capacity under the revolving credit facility, together with vendor support, cash flow from operations, and additional availability under its lines of credit, are adequate to meet its anticipated operating needs through the second quarter of 1997. The Registrant and the other members of the Maidenform Group are currently in discussions with its lenders about obtaining additional availability under its line of credit and extension of duration into the second quarter of 1997, which Registrant's Management expects to conclude these negotiations during November 1996. Although there can be no assurance that such additional availability will be granted, Registrant's management believes it can obtain such additional availability. In the event of any material adverse change in vendor support, Registrant's anticipated sales for the balance of 1996, or the discussions with its lenders, Registrant's liquidity would be adversely affected.

                    NCC INDUSTRIES, INC.

                 Part II - Other Information

Item 1.  Legal Proceedings

     Bernard Zimmerman ("Zimmerman"), the owner of approximately 5,000 shares of Registrant's common stock, has commenced a class action against Registrant, Maidenform, Inc. ("Maidenform"), Maidenform Worldwide, Inc. ("Worldwide"), Triumph International Overseas, Ltd. (The former majority shareholder of Registrant) ("Triumph"), Guenther Spiesshofer (a former officer and shareholder of Registrant) ("Spiesshofer"), and Frank Magrone (a former officer and shareholder of Registrant) ("Magrone"). The action was commenced in New York State Court, seeks compensatory damages in an unspecified amount and alleges that Triumph, Spiesshofer, and Magrone breached their fiduciary duty to Zimmerman by selling their stock of Registrant to Worldwide and failing to include Zimmerman and the remaining shareholders in the sale. The complaint also alleges that Maidenform and Worldwide aided and abetted the selling defendants' breach by structuring the stock purchase to exclude the public shareholders. Zimmerman also claims that Maidenform and Worldwide, as the controlling shareholders of Registrant since the sale, breached their fiduciary duty to the public shareholders by operating Registrant as a subsidiary in the absence of purchasing 100% of the stock. Registrant and its affiliates believes that the claims lack merit and intends to defend the suit vigorously.

Item 5.  Other Information

     On July 17, 1996, Frank Magrone resigned as a director and officer and employee of Registrant to pursue other business opportunities.
Mr. Magrone has also assumed a consulting position with Maidenform, Worldwide and its affiliated companies.

On September 27, 1996, Ira Glazer resigned as a director and officer of Registrant to pursue other business opportunities.

     Registrant's management has recently announced the closure of its Main Street administrative facility in Cortland, New York, which closing will occur in the fourth quarter of 1996. Registrant will utilize certain administrative services from its majority shareholder Maidenform, Inc. Registrant's management has determined the total expected cost of closure to be $955,300, of which $477,590 is the impaired long-term assets write down. Registrant's management believes that such closure will result in lower administrative costs and savings for Registrant.

Item 6.  Exhibits and Reports on Form 8-K



     Exhibits No.             Description

(a)       10.1                Second Amendment to Loan Agreement
                              dated September 11, 1996,
                              See Exhibit 10(a)(6) of Registrant's
                              Form 10-Q for the quarter ended
                              April 1, 1995.

          10.2                Forbearance Agreement
                              dated September 11, 1996.

          10.3 Second Amendment to Note Purchase Agreement dated September 11, 1996,
                              See Exhibit 10(a)(4) of Registrant's
                              Form 10-Q for the quarter ended
                              April 1, 1995.

          27                  Financial Data Schedule

      (b)   Reports on Form 8-K


No Reports on Form 8-K have been filed during the quarter ended September 28, 1996.

























                            -l3-





                        EXHIBIT INDEX


     Title of Document                         Page

   Second Amendment to Loan Agreement           16

   Forbearance Agreement                        38

   Second Amendment to Note
   Purchase Agreement                           76

   Financial Data Schedule                     120




































                            -14-

                          SIGNATURES


   Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NCC INDUSTRIES,
INC.







Date November 12, 1996                  By:/s/ Elizabeth Coleman
                                            Chairman of the Board,
                                      Chief Executive Officer








 Date November 12, 1996                 By:/s/ Steven Masket
                                      Steven Masket
                                      Executive Vice President -
                                      General Counsel,
                                      Secretary


















                             -15-




               SECOND AMENDMENT TO LOAN AGREEMENT


     THIS SECOND AMENDMENT TO LOAN AGREEMENT (this "Amendment") is made as of the 11th day of September, 1996, among MAIDENFORM WORLDWIDE, INC. ("Worldwide-DE"), a Delaware corporation, MAIDENFORM, INC. ("Maidenform"), a New York corporation, BETEX, S.A. ("Betex"), a Costa Rican corporation, CREACIONES TEXTILES de MERIDA, S.A. de C.V. ("Creaciones"), a Mexican corporation, ELIZABETH NEEDLE CRAFT, INC. ("Elizabeth"), a New York corporation, JAMAICA NEEDLECRAFT, LTD. ("Jamaica"), a Jamaican corporation, MAIDENFORM INTERNATIONAL, LTD. ("International"), a New York corporation, NICHOLAS NEEDLECRAFT, INC. ("Nicholas"), a New York corporation, NCC INDUSTRIES, INC. ("NCC"), a Delaware corporation, CRESCENT INDUSTRIES, INC. ("Crescent"), a Delaware corporation (Worldwide-DE, Maidenform, Betex, Creaciones, Elizabeth, Jamaica, International, Nicholas, NCC and Crescent are each hereinafter referred to individually as "Borrower" and collectively as "Borrowers"), CORESTATES BANK, N.A. ("CoreStates"), a national banking association, NATIONSBANK, N.A. ("Nationsbank"), a national banking association, THE CHASE MANHATTAN BANK ("Chase"), a New York banking corporation, as successor by merger with The Chase Manhattan Bank N.A., NATIONAL CITY BANK ("City"), a national banking association, NBD BANK ("NBD"), a Michigan banking corporation, COMERICA BANK ("Comerica"), a Michigan banking corporation, EUROPEAN AMERICAN BANK ("EAB"), a New York banking corporation, and SUMMIT BANK, formerly known as United Jersey Bank ("Summit"), a New Jersey banking corporation (CoreStates, Nationsbank, Chase, City, NBD, Comerica, EAB and Summit are hereinafter each referred to as a "Bank", and collectively as the "Banks"), CoreStates, as agent for the Banks (CoreStates, in such capacity, and any successor agent shall be hereinafter referred to as "Agent"), and CoreStates, as issuing bank for the Letters of Credit (CoreStates, in such capacity, and any successor issuing bank shall be hereinafter referred to as "Issuing Bank").

                           BACKGROUND

     A. Borrowers, Maidenform Worldwide, Inc. ("Worldwide-NY"), a New York corporation, the Banks, the Agent and the Issuing Bank executed a Loan Agreement dated as of April 26,
1995 (the "Original Loan Agreement") pursuant to which the
Banks made available to Borrowers and Worldwide-NY the Revolving Credit in the maximum principal amount of $120,000,000.00 and the Term Loan in the principal amount of $50,000,000.00. On or about the Closing Date, Worldwide-NY was merged into Worldwide-DE. Borrowers, the Banks, the Agent and the Issuing Bank executed a First Amendment to Loan
Agreement dated as of March 29, 1996 (the "First Amendment"), pursuant to which, among other things, certain of the Banks made a new term loan in the amount of $20,000,000.00 (the
"Second Term Loan") to Borrowers and otherwise amended the Loan Agreement as set forth therein. The Original Loan
Agreement as amended by the First Amendment is referred to herein as the "Loan Agreement." Capitalized terms used herein and not otherwise defined shall have the meanings given to such terms in the Loan Agreement.

     B. The Term Loan is evidenced by eight separate Term Loan Notes executed by Borrowers and Worldwide-NY, each dated as of April 26, 1995, and each payable to the order of a different Bank in the principal amount of such Bank's interest in the Term Loan. The Revolving Credit is evidenced by eight separate Revolving Credit Notes executed by Borrowers and Worldwide-NY, each dated as of April 26, 1995, and each payable to a different Bank in the principal amount of such Bank's maximum Commitment. The Second Term Loan is evidenced by seven separate Second Term Loan Notes executed by Borrowers, each dated as of March 29, 1996, and each payable to the order of a different Bank (except NBD) in the principal amount of such Bank's interest in the Second Term Loan.

     C. The Banks, the Noteholders, the Collateral Agent, Borrowers and Worldwide-NY executed an Intercreditor Agreement dated as of April 26, 1995 (the "Original Intercreditor Agreement") setting forth their agreement with respect to certain rights and obligations among the creditors of Borrowers and Worldwide-NY that were parties to the Original Intercreditor Agreement. The Banks, the Noteholders, the Collateral Agent and Borrowers executed an Amendment to Intercreditor Agreement dated as of March 29, 1996 (the
"Amended Intercreditor Agreement"), amending certain rights and obligations of the parties thereto. The Original Intercreditor Agreement as amended by the Amended
Intercreditor Agreement shall be referred to hereinafter as the "Intercreditor Agreement".

     D. Borrowers' obligations under the Loan Agreement, the Term Loan Notes, the Revolving Credit Notes and the Second
Term Loan Notes were and are secured by, among other things, the Security Documents. Pursuant to a Reaffirmation Agreement dated as of March 29, 1996, each Borrower reaffirmed the Security Documents and each Pledgor reaffirmed the Pledge
Agreement.

     E. The Collateral Agent presently holds a lien on and security interest in the Collateral and is legally entitled to enforce collection of the indebtedness evidenced by the Loan Agreement, the Term Loan Notes, the Revolving Credit Notes and the Second Term Notes and secured by the Security Documents in accordance with the terms of the Notes, the Security Documents and the Intercreditor Agreement.

     F. Events of Default have occurred and are continuing under the Loan Agreement pursuant to the Borrowers' failure to comply with certain covenants and agreements contained in Sections 2.2.1, 2.3(A), 5.2(B), 5.19, 5.20, 5.21 and 5.22 of
the Loan Agreement (the "Existing Events of Default"), and the Borrowers acknowledge that, absent a restructuring, further Events of Default will occur in the future.

     G. Borrowers, the Banks, the Agent, the Issuing Bank and the Noteholders have entered into a Forbearance Agreement of even date herewith (the "Forbearance Agreement") pursuant to which the Banks have agreed to forbear from exercising their rights and remedies arising from the Existing Events of Default, and the Noteholders have agreed to forbear from exercising their rights and remedies arising from certain events of default under the Note Purchase Agreement (as such term is defined in the Forbearance Agreement), all on the terms and conditions set forth in the Forbearance Agreement.

     H. Borrowers have asked that the Banks amend certain of the covenants and other terms in the Loan Agreement. Subject to the terms and conditions set forth herein and in the Forbearance Agreement, the Banks have agreed to amend the Loan
Agreement as set forth herein.

          NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and intending to be legally bound, the parties hereto agree as follows:

     1. Acknowledgement of Existing Events of Default. The Existing Events of Default have occurred and exist under the Loan Documents. Neither this Amendment nor any actions taken by any of the parties pursuant to this Amendment or the Loan Documents or otherwise shall be deemed to cure the Existing
Events of Default or any other existing defaults or Events of Default under the Loan Documents or shall be deemed to be a waiver by the Banks of the Existing Events of Default, or any other existing defaults or Events of Default under the Loan Documents or of any rights or remedies in connection therewith or with respect thereto, it being the intention of the parties hereto that the obligations of the Borrowers are and shall remain in default notwithstanding this Agreement or any term or provisions of the Loan Documents; and that the Banks reserve all rights and remedies under the Loan Documents, at law and in equity, in connection with such defaults and any future defaults, except as limited by the Banks' agreement to forbear as set forth in the Forbearance Agreement.

     2. Amendments to Loan Agreement. Borrowers and the Banks agree to modify the terms and conditions of Borrowers' obligations to the Banks and the Banks' obligations to Borrowers under the Loan Agreement in accordance with the terms and conditions set forth herein. The parties hereto agree that all the terms and conditions of the Loan Agreement shall continue unchanged and remain in full force and effect except as amended herein as follows:

     a. The following definitions in Section 1.1 of the Loan Agreement are hereby amended to read as follows:

     "Applicable Margin" means (A) for the Second Term Loan, for the period from the First Amendment Closing Date through and including August 15, 1996, 2.50% per annum, for the period from August 16, 1996 through and including the Second Amendment Closing Date, 3.00% per annum, and thereafter 3.50% per annum, (B) for Revolving Credit Base Rate Tranches, Revolving Credit LIBO Rate Tranches, Term Loan Base Rate Tranches and Term Loan LIBO Rate Tranches, for the period prior to the date of the Second Amendment Closing Date, as calculated in accordance with the definition of "Applicable Margin" then in effect, and (C) for the period from the Second Amendment Closing Date, for Revolving Credit Base Rate Tranches, 1.00% per annum, for Revolving Credit LIBO Rate Tranches, 2.75% per annum, for Term Loan Base Rate Tranches, 2.00% per annum, and for Term Loan LIBO Rate Tranches, 3.75% per annum.

     "Borrowing Base" means the sum of (A) 80% of Eligible
     Accounts plus (B) 50% of Eligible Inventory plus (C)
     Restricted Cash.

     "Credit Limit" at any time, means the lower of: (A) (i) from the Closing Date through and including November 15, 1996, the Borrowing Base plus the Overadvance, and (ii) from November 16, 1996 and thereafter, the Borrowing Base, or (B) (i) from the Closing Date to but not including the First Amendment Closing Date, $120,000,000.00; (ii) from the First Amendment Closing Date to but not including the Second Amendment Closing Date, $140,000,000.00; (iii) from the Second Amendment Closing Date through and including September 14, 1996, $132,000,000.00, (iv) from September 15, 1996 through and including October 14, 1996, $128,000,000.00, (v) from
     October 15, 1996 through and including November 14, 1996, $125,000,000.00, (vi) from November 15, 1996 through and including December 14, 1996, $120,000,000.00, (vii) from
     December 15, 1996 through and including January 14, 1997, $110,000,000.00, and (viii) from January 15, 1997 and thereafter, $105,000,000.00.

     "Eligible Inventory" means Inventory of any Domestic Borrower, valued within twenty (20) days after the close of each month at the lower of cost or market on a first-in, first-out basis, which: (A) is lawfully owned by a Domestic Borrower; (B) conforms in all respects to the representations and warranties relating thereto contained in the Security Agreement; (C) is in good condition and repair and is not damaged, outdated or obsolete or otherwise deemed unsalable by the Agent in its reasonable judgment; (D) with respect to finished goods, is held for sale in the ordinary course of business of such Borrower as conducted on the date hereof; (E) is not being held on consignment; (F) is not subject to a security interest other than a security interest in favor of the Collateral Agent; and (G) is otherwise acceptable to the Agent in its reasonable judgment, provided however, that in no event shall the aggregate amount of Eligible Inventory included in the calculation of the Borrowing Base exceed
     (i) $172,000,000.00 from the Second Amendment Closing Date through and including September 15, 1996, (ii) $166,000,000.00 from September 16, 1996 through and including October 15, 1996, (iii) $160,000,000.00 from
     October 16, 1996 through and including November 15, 1996,
     (iv) $156,000,000.00 from November 16, 1996 through and including December 15, 1996, and (v) $152,000,000.00 commencing on December 16, 1996 and thereafter.

     "Fees" means all payments except for interest and principal which Borrowers are required to make to the Agent, the Issuing Bank, and/or the Banks hereunder and shall include, without limitation, amounts owing in connection with any prepayment under any LIBO Loan, the Commitment Fee, the Agent's Fee, the Facility Fee, the Second Term Loan Facility Fee, the Forbearance Fee, any fees associated with the issuance of any Letter of Credit or otherwise required under Section 2.19 hereof, the costs of hedging and any amounts payable pursuant to
     Section 8.9.

     "LIBO Interest Period" means (i) for each LIBO Loan borrowed on or after the Closing Date and prior to July 17, 1996, a period of time, beginning on an Effective Date, of one, two, three or six months in length (as such periods are commonly used), (ii) for each LIBO Loan borrowed on and after July 17, 1996 and prior to the Second Amendment Closing Date, a period of time, beginning on an Effective Date, of one, two or three months in length (as such periods are commonly used) and
     (iii) for each LIBO Loan borrowed on and after the Second Amendment Closing Date, a period of time, beginning on an Effective Date, of one month in length (as such period is commonly used), selected by a Borrower by telephone or in writing (and if by telephone, confirmed by such Borrower promptly thereafter in writing), during which the Interest Rate is the Adjusted LIBO Rate; provided however, that no LIBO Interest Period shall be available for any period ending after January 17, 1997. If a LIBO Interest Period would otherwise end on a day that is not a Business Day, such LIBO Interest Period shall be extended to the next Business Day, unless such Business Day would fall in the next calendar month, in which event such LIBO Interest Period shall end on the immediately preceding Business Day.

     "Loan Documents" means the documents associated with this transaction, including but not limited to this Agreement, the First Amendment to Loan Agreement, the Second Amendment to Loan Agreement, the Notes, the Intercreditor Agreement, the Environmental Indemnity, the Protection Agreements, the Security Documents and the Forbearance Agreement, as each may be amended or supplemented from time to time.

     "Operating Cash Flow" means net income from operations (without giving effect to (a) either extraordinary income or extraordinary losses, (b) the one-time charge not to exceed $4,000,000.00, accrued in the second quarter of 1995 in connection with the retirement of Robert Brawer,
     (c) a one-time charge, not to exceed $1,500,000.00, which the Borrowers may accrue in connection with the possible closing of its plant in Shannon, County Clare, Ireland,
     (d) reorganization charges, plant or location closing charges, employee termination benefits, and any other restructuring fees or charges, in an amount not to exceed $12,000,000.00 in the aggregate, and (e) the effects of the pension reversions (FASB 88) in an amount not to exceed $6,000,000.00, and FASB 87 to the extent that any remaining pension assets are treated as intangible) of the Borrowers for the previous twelve (12) month period (determined on a Consolidated basis for quarters commencing with the quarter ending September 30, 1995, determined with reference to the Combined Pro Forma for quarters ending prior to the date hereof, and determined on a Consolidated basis and with reference to the Combined Pro Forma for the quarter ending June 30, 1995) before income taxes, plus depreciation, amortization and interest expense, provided that when Operating Cash Flow is calculated to determine the Borrowers' compliance with
     Section 5.34 hereof with respect to the minimum Cumulative EBIT of the Borrowers for the first three fiscal quarters of 1996, Operating Cash Flow shall be calculated for the nine (9) month period ending September 30, 1996.

     "Overadvance" means an amount, not to exceed (i) $1,000,000.00 from the Closing Date to the Second Amendment Closing Date, or (ii) $6,000,000.00 from the Second Amendment Closing Date through and including September 15, 1996, or (iii) $4,000,000.00 from September 16, 1996 through and including October 15, 1996, or (iv) $1,000,000.00 from October 16, 1996 through and including November 15, 1996, by which the aggregate amount of outstanding Advances plus the Letter of Credit Liability plus the outstanding principal under the Second Term Loan exceeds the Borrowing Base. Commencing on November 16, 1996 and thereafter, the Overadvance shall be zero.

     "Security Documents" means the Collateral Assignments, the Security Agreement, the Mortgages and any amendments thereto, the North Carolina Second Mortgage, the Pledge Agreement, the Trademark Agreement, the Second Trademark Agreement, any financing statements executed in connection herewith and all other documents delivered to the Collateral Agent in accordance with the Security Agreement.

          b. The following definitions are hereby incorporated into Section 1.1 of the Loan Agreement and shall read as follows:

     "Cumulative EBIT" means, for the previous fiscal period or periods, Operating Cash Flow minus depreciation and amortization for such period or periods.

     "E&Y Audit" has the meaning given to such term in section
     5.37 hereof.

     "E&Y Tangible Net Worth" has the meaning given to such term in section 5.37 hereof.

     "Forbearance Agreement" has the meaning given to such term in the Background of the Second Amendment to Loan
     Agreement.

     (a) $400,000.00 payable by Borrowers upon execution of the Second Amendment to Loan Agreement to the Banks and the Noteholders in accordance with Section 4.1(b) of the Forbearance Agreement, plus (b) $1,000,000.00 payable by Borrowers on December 17, 1996 unless the Loans are paid in full prior to December 17, 1996, in which event such fee shall be reduced to $500,000.00, payable in either event to the Banks and the Noteholders in accordance with Section 4.3 of the Forbearance Agreement, plus (c) $200,000.00, payable upon execution of the Second Amendment to Loan Agreement for the account of each Bank, to be shared ratably by each such Bank based upon such Bank's Ratable Portion. The Forbearance Fee shall be due and payable in accordance with the foregoing and shall be deemed fully earned upon execution of the Second Amendment to Loan Agreement and non-refundable when paid.

     "Forbearance Period" has the meaning given to such term in the Forbearance Agreement.

     "Ratable Portion" for each Bank means such Bank's percentage as set forth on Exhibit 2.1(A) attached hereto.

     "Reserved Amount" has the meaning given to such term in
     Section 2.3(A) hereof.

     "Restricted Cash" means any funds that are collected and held in the Master Collection Account and are free and unencumbered (other than the liens granted under the Security Documents) and eligible for application toward payment of amounts payable under the Loan Documents but are not applied toward payment of any amounts owing by the Borrowers under the Loan Documents or otherwise in accordance with the Intercreditor Agreement.

     "Retail Bank" has the meaning given to such term in
     Section 5.38 hereof.

     "Second Amendment Closing Date" means the date of the Second Amendment to Loan Agreement.

     "Second Amendment to Loan Agreement" means the Second
     Amendment to Loan Agreement by and among Borrowers, the Agent and the Banks dated as of September 11, 1996.

     "Second North Carolina Mortgage" means the mortgage granted by Maidenform on the Second Amendment Closing
     Date to the Banks on certain real property and improvements located in Fayetteville, North Carolina to secure the Second Term Loan.

     "Second Trademark Agreement" means the Second Trademark
     Security Agreement by and among Borrowers, the Banks, the Agent, the Collateral Agent, the Issuing Bank and the
     Noteholders dated as of September 11, 1996.

     c. Section 2.1 of the Loan Agreement is hereby amended to read as follows:

     Subject to the terms and conditions hereinafter provided, each Bank, for itself only, agrees: (A) to make on the Closing Date its portion of the Term Loan in the principal amount set forth opposite its name on Exhibit
     2.1 hereto, and (B) to make its portion of advances requested under the Revolving Credit to the Borrowers (including such sums deemed requested by the Borrowers pursuant to Section 2.19 hereof) (such advances under the Revolving Credit are hereinafter referred to as the "Advances"), from time to time during the period from the date hereof to and including the Termination Date, provided that the aggregate outstanding principal amount of each Bank's portion of the Advances under the Revolving Credit when added to such Bank's participation in the Letter of Credit Liability shall not exceed (i) at any time the amount set forth opposite such Bank's name under the heading "Revolving Credit" on Exhibit 2.1 hereto, (ii) from September 15, 1996 through and including October 14, 1996, the amount set forth opposite such Bank's name under the heading "Revolving Credit" on
     Exhibit 2.1 hereto less such Bank's Ratable Portion of $4,000,000.00, (iii) from October 15, 1996 through and including December 14, 1996, the amount set forth opposite such Bank's name under the heading "Revolving Credit" on Exhibit 2.1 hereto less such Bank's Ratable Portion of $7,000,000.00, (iv) from December 15, 1996 through and including January 14, 1997, the amount set forth opposite such Bank's name under the heading "Revolving Credit" on Exhibit 2.1 hereto less such Bank's Ratable Portion of $10,000,000.00, and (v) from January 15, 1997 and thereafter, the amount set forth opposite such Bank's name under the heading "Revolving Credit" on
     Exhibit 2.1 hereto less such Bank's Ratable Portion of $15,000,000.00, as such amounts, with respect to (i) through (vi) above, may be reduced pursuant to Section
     2.3 hereof (such respective amounts relating to the Revolving Credit being the "Commitment" of each Bank).
     As a result of the reductions set forth in (ii) through
     (vi) above, the aggregate Commitments of the Banks under the Revolving Credit are (i) $116,000,000.00 from September 15, 1996 through and including October 14, 1996, (ii) $113,000,000.00 from October 15, 1996 through and including December 14, 1996, (iii) $110,000,000.00
     from December 15, 1996 through and including January 14, 1997, and (iv) $105,000,000 from January 15, 1997 and thereafter. Each Advance of the Revolving Credit shall be from all of the Banks ratably according to their respective Commitments. In addition, subject to the terms and conditions hereinafter provided, each Bank identified on Exhibit 2.2.1 hereto, for itself only, agrees to make on the First Amendment Closing Date its portion of the Second Term Loan in the principal amount set forth opposite its name on Exhibit 2.2.1 hereto.

     d. Section 2.2(B) of the Loan Agreement is hereby amended to read as follows:

     The joint and several obligation of the Borrowers to repay the Term Loan shall be evidenced by promissory notes of the Borrowers dated the date hereof, each payable to the order of a Bank, with respect to the notes delivered prior to the Second Amendment Closing Date, in a principal amount equal to the amount set forth opposite such Bank's name with respect to the Term Loan after the caption "Prior to Second Amendment Closing Date" on
     Exhibit 2.1 hereto, and with respect to the notes delivered on the Second Amendment Closing Date to CoreStates and NBD in substitution for the notes delivered to such Banks on the Closing Date, in a principal amount equal to the amount set forth opposite such Bank's name with respect to the Term Loan after the caption "On and After Second Amendment Closing Date" on
     Exhibit 2.1 hereto, and with respect to all such notes, otherwise substantially in the form of Exhibit 2.2 attached hereto (the "Term Loan Notes").

     e. Section 2.2.1(B) of the Loan Agreement is hereby amended to read as follows:

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

Date                               Each Principal Repayment

October 30, 1996                   $ 5,000,000.00
November 18, 1996                  $ 15,000,000.00

     Notwithstanding clause "fifth" of Section 2.9(C) hereof, if the Borrowers fail to make either payment of the principal balance of the Second Term Loan when due as set forth above, any principal payments on account of any of the Loans, or any proceeds of the Collateral received by the Agent after such payment is due shall be applied first to the repayment of the principal of the Second Term Loan prior to the payment of the principal of the Term Loan or the Revolving Credit until such overdue payment of the principal of the Second Term Loan has been paid in full.

     f. Section 2.2.1(C) of the Loan Agreement is hereby amended to read as follows:

          (C) The joint and several obligation of the Borrowers to repay the Second Term Loan and interest thereon shall be evidenced by promissory notes of the Borrowers dated the date hereof, each payable to the order of a Bank, with respect to the notes delivered prior to the Second Amendment Closing Date, in a principal amount equal to the amount set forth opposite such Bank's name with respect to the Second Term Loan after the caption "Prior to Second Amendment Closing Date" on Exhibit 2.2.1 hereto, and with respect to the notes delivered on the Second Amendment Closing Date to CoreStates and NBD in substitution for the note delivered to CoreStates on the First Amendment Closing Date, in a principal amount equal to the amount set forth opposite such Bank's name with respect to the Second Term Loan after the caption "On and After Second Amendment Closing Date" on Exhibit 2.2.1 hereto, and with respect to all such notes, otherwise substantially in the form of
     Exhibit 2.2.2 attached hereto (the "Second Term Loan Notes"). All principal payments of the Second Term Loan that otherwise would be paid to NBD shall be paid to CoreStates until such time as CoreStates' and NBD's respective percentages in the Second Term Loan equal the amounts under the Caption "Targeted Percentages" on
     Exhibit 2.2.1 hereto.

     g. The first two sentences of Section 2.3(A) of the Loan Agreement are hereby amended to read as follows:

     Subject to the terms and conditions set forth in this Agreement, each Bank, for itself only, agrees to lend to the Borrowers from time to time during the period from the Closing Date to but not including the Termination Date, such sums as the Borrowers may request provided that (1) the aggregate outstanding principal amount thereof shall not exceed at any time the amount of such Bank's Commitment as in effect at such time, (2) at any one time, the total outstanding principal under the Revolving Credit plus the total outstanding principal under the Second Term Loan plus the Letter of Credit Liability shall not exceed the Credit Limit, (3) the Letter of Credit Liability shall at no time exceed the Letter of Credit Sublimit, and (4) upon payment of $3,000,000.00 of the principal of the Revolving Credit on account of the first $3,000,000.00 paid pursuant to clause (B) of Section 2.6 hereof, each Bank's Commitment in an amount equal to its Ratable Portion of $3,000,000.00 (the "Reserved Amount") shall be reserved solely for an Advance or Advances requested by the Borrowers to pay the True-Up Amount (as such term is defined in the Intercreditor Agreement) due, if any, to the Noteholders on a Step-Down True-Up Date (as such term is defined in the Intercreditor Agreement), and each such Advance shall reduce the Reserved Amount of each Bank in an amount equal to the amount advanced by such Bank. If the total outstanding principal under the Revolving Credit, plus the total outstanding principal under the Second Term Loan plus the Letter of Credit Liability at any time exceeds the Credit Limit, the Borrowers shall immediately repay the amount of such excess together with accrued interest thereon and any amount which may be due pursuant to Section 2.17(B) on account of such payment.

     h. Section 2.3(F) of the Loan Agreement is hereby amended to read as follows:

     The joint and several obligation of the Borrowers to repay the Revolving Credit shall be evidenced by promissory notes of the Borrowers dated the date hereof, each payable to the order of a Bank, with respect to such notes delivered prior to the Second Amendment Closing Date, in a principal amount equal to the amount set forth opposite such Bank's name with respect to the Revolving Credit after the caption "Prior to Second Amendment Closing Date" and under the caption "Original Revolving Credit" on Exhibit 2.1 hereto, and with respect to such notes delivered on the Second Amendment Closing Date to CoreStates and NBD in substitution or the notes delivered to such Banks on the Closing Date, in a principal amount equal to the amount set forth opposite such Bank's name after the caption "On and After Second Amendment Closing Date" and under the caption "Original Revolving Credit" on Exhibit 2.1 hereto, and with respect to all such notes, otherwise substantially in the form of Exhibit 2.3 attached hereto (the "Revolving Credit Notes").

     i. Section 2.5(B) of the Loan Agreement is hereby amended to read as follows:

     (B) Agent's Fee. Borrowers shall pay to the Agent for the Agent's account, and not for the account of any Bank (i) an annual fee (the "Agent's Fee") pursuant to the agreement entered into by Borrowers and the Agent on or before the execution of this Agreement, plus (ii) $150,000.00, payable on the Second Amendment Closing Date.

     j. Section 2.5 of the Loan Agreement is amended by adding subsection E thereto as follows:

     (E)  Forbearance Fee.  The Borrowers will pay to the
Agent, for the benefit of the Banks, the portion of the Forbearance Fee allocable to the Banks.

     k.        The first two sentences of Section 2.6 of the Loan
Agreement are hereby amended to read as follows:

     The Borrowers shall pay to the Agent, for the benefit of each Bank based on such Bank's Pro Rata Share, promptly upon consummation of each of the transactions set forth below: (A) the gross proceeds from the sale of any Significant Asset of the Borrowers, less (i) any reasonable costs and expenses thereof incurred to Persons other than any Borrower or any Borrower's Subsidiaries or Affiliates and (ii) the amount expended or committed to be expended by the Borrowers (in an amount not to exceed $10,000,000.00 with respect to any one sale of Significant Assets) within one hundred twenty (120) days before and/or after such sale for the acquisition of any other asset, the use of which the Borrowers reasonably intend will replace the use of the Significant Asset sold, (B) the gross proceeds when received by the Borrowers as a result of the termination of any over-funded Plan, net of any (i) reasonable out-of-pocket costs and expenses incurred by the Borrowers to Persons other than any Borrower or any of Borrower's Subsidiaries or Affiliates related to the termination which would not have been incurred but for such termination; (ii) amount set aside for a successor Plan; (iii) surplus assets of the terminated Plan attributable to employee contributions; and (iv) federal, state or city excise and income taxes, including alternative minimum taxes, that would not have been incurred but for receipt of such proceeds, net of any Borrower's net loss carry forwards or other credits available to be applied against such taxes, (C) the gross proceeds of any private placement of equity by the Borrowers, net of any reasonable costs and expenses thereof incurred to Persons other than any Borrower or any of Borrower's Subsidiaries or Affiliates;
     (D) the gross proceeds of any public sale of equity by the Borrowers, net of any reasonable costs and expenses thereof incurred to Persons other than any Borrower or any Borrower's Subsidiaries or Affiliates and (E) the gross amount of any debt for borrowed money (whether by private placement or public sale) described in Section 5.24(A)(5) incurred by Borrowers or any of them, provided that if the Intercreditor Agreement, the Private Placement Notes or related documents require a prepayment of the Private Placement Notes or permit the holders thereof to require such a prepayment as a result of the occurrences described in clauses (A), (C), (D) and/or (E) of this sentence, then the amount Borrowers shall be obligated to prepay hereunder as a result of the occurrences described in clauses (A), (C), (D) and/or (E) of this sentence, and as a result of the occurrences described in clause (B) of this sentence if such occurrences occur after the Forbearance Period, shall be equal to (1) the amount which otherwise would be payable but for this proviso times a fraction the numerator of which shall be the aggregate principal amounts of the Term Loan and the Second Term Loan then outstanding plus the aggregate of the Commitments and the denominator of which shall be the sum of the principal amount of the Private Placement Notes then outstanding plus the principal amounts of the Term Loan and the Second Term Loan then outstanding, plus the aggregate of the Commitments, plus (2) if positive, the amount which otherwise would be payable but for this proviso minus the amount of prepayment actually required by the Intercreditor Agreement, the Private Placement Notes, the related documents, and/or the holders of the Private Placement Notes, and minus the amount of prepayment required under (1); provided further that if the Intercreditor Agreement, the Private Placement Notes or related documents require a prepayment of the Private Placement Notes or permit the holders thereof to require such a prepayment as a result of the occurrences described in clause (B) of this sentence if such occurrences occur during the Forbearance Period, then the amount Borrowers shall be obligated to prepay hereunder as a result of the occurrences described in clause (B) of this sentence shall be equal to 100% of the first $3,000,000 received by the Borrowers on account thereof and 84.85% of all amounts in excess of $3,000,000.00 received by the Borrowers on account thereof; provided further that neither the foregoing provision nor any payment made by Borrowers and accepted by the Agent shall constitute a waiver by the Agent or the Banks of any breach of any covenant by Borrowers which may have occurred hereunder as a result of any of the events described in clauses (A), (B), (C), (D) and/or (E) hereof. Amounts prepaid in accordance with clauses (A),
     (C), (D) and/or (E) of this Section, and amounts prepaid in accordance with clause (B) of this Section after the Forbearance Period, shall be applied when received first against the Term Loan Base Rate Tranches in inverse order of maturity and thereafter against the Term Loan LIBO Rate Tranches in inverse order of maturity, if any, and amounts prepaid in accordance with clause (B) of this Section during the Forbearance Period shall be applied
     (i) with respect to the first $3,000,000.00 prepaid, against the Revolving Credit Base Rate Tranches in inverse order of maturity and thereafter against the Revolving Credit LIBO Rate Tranches in inverse order of maturity, if any, and (ii) with respect to any amounts prepaid in excess of $3,000,000.00, against the Term Loan Base Rate Tranches in inverse order of maturity and thereafter against the Term Loan LIBO Rate Tranches in inverse order of maturity.

     l. Section 2.7(B) of the Loan Agreement is hereby amended to read as follows:

     By notifying the Agent at least three London Business Days prior to an Effective Date, the Borrowers may convert into a LIBO Loan any Base Rate Loan(s) in an aggregate principal amount of $5,000,000.00 and multiples of $500,000.00 in excess thereof, provided however that the Borrowers may not convert a Base Rate Loan into a LIBO Loan if the LIBO Loan would have an Interest Period ending after January 17, 1997. At the end of the applicable LIBO Interest Period, the LIBO Loan will convert back to a Base Rate Loan unless the Borrowers notify the Agent at least three London Business Days before the end of the existing LIBO Interest Period that the Borrowers are electing to continue such LIBO Loan as a LIBO Loan and are selecting a new LIBO Interest Period, provided however that the Borrowers may not elect to continue a LIBO Loan as a LIBO Loan for any LIBO Loan if the new LIBO Interest Period selected by the Borrowers would end after January 17, 1997.

     m.        The sixth sentence of Section 2.9(D) of the Loan
Agreement is hereby amended to read as follows:

     Subject to the provisions of the Intercreditor Agreement, provided that there has not occurred an Event of Default and acceleration of the Loans as set forth in Section 6.2 hereof, and Borrowers have paid all amounts then due, at the beginning of each Business Day, Collateral Agent shall withdraw and, in its capacity as Agent, shall apply any collected funds held in the Master Collection Account against the outstanding principal amount of the Revolving Credit; provided however, that the Agent may elect at its discretion not to apply any collected funds held in the Master Collection Account if applying such funds would cause the Borrowers to incur expenses payable pursuant to
     Section 2.17(B) hereof, but to hold such collected funds as Restricted Cash until applied by the Agent and provided further that the Agent shall not hold any collected funds in the Master Collection Account if such funds could be applied to a Base Rate Loan.

     n. Section 2.15(C) of the Loan Agreement is hereby amended to read as follows:

     If, on any date the Banks are to make an Advance all or a portion of which is to earn interest at the Adjusted LIBO Rate or on any Effective Date with respect to a Revolving Credit LIBO Rate Tranche, the period of time from such date or such Effective Date to the earlier of January 17, 1997 and the Termination Date is less than an Interest Period which the Borrowers could otherwise elect, the Borrowers will elect a Revolving Credit LIBO Rate Tranche whose Interest Period will end on or before the earlier of January 17, 1997 and the Termination Date, as necessary. If an appropriate Interest Period is not available, then the requested Advance shall be made at the Adjusted Base Rate. If on any date the Banks are to convert a Term Loan Base Rate Tranche to a Term Loan LIBO Rate Tranche or on any Effective Date with respect to a Term Loan LIBO Rate Tranche, the period of time from such date or such Effective Date to the earlier of January 17, 1997 and the Maturity Date is less than an Interest Period which the Borrowers could otherwise elect, the Borrowers will elect a Term Loan LIBO Rate Tranche whose Interest Period will end on or before the earlier of January 17, 1997 and the Maturity Date, as necessary. If an appropriate Interest Period is not available, then the requested Term Loan LIBO Rate Tranche shall continue to earn interest at the Adjusted Base Rate.

     o. Section 3.2(B) of the Loan Agreement is hereby amended to read as follows:

          (B) No Event of Default or Unmatured Event of Default shall have occurred and be continuing or will result from the making of such Advance, disbursement or selection, except for, solely during the Forbearance Period and not at any time thereafter, those Events of Default and Unmatured Events of Default subject to the Forbearance Agreement; and

     p. Section 5.2(C) of the Loan Agreement is hereby amended to read as follows:

     The Borrowers will also furnish to each Bank, within 20 days of the end of each month (as of the end of each previous calendar month) prior to the Termination Date, a completed Borrowing Base Certificate executed by the chief executive officer and chief financial officer of the Borrowers. Commencing on the First Amendment Closing Date and continuing through September 14, 1996, at any time while Borrowers' Leverage Ratio is 0.60 or greater the Borrowers will also furnish to each Bank, by Friday of each week (as of the end of the seven-day week ended on the previous Tuesday) prior to the Termination Date or at such more frequent intervals as Agent may request, a completed Borrowing Base Certificate executed by the chief financial officer of the Borrowers. Commencing on September 15, 1996 and thereafter, the Borrowers will also furnish to each Bank (i) by Friday of each week (as of the end of the seven-day week ended on the previous Tuesday) prior to the Termination Date or at such more frequent intervals as Agent may request, a completed Borrowing Base Certificate as to Eligible Inventory executed by the chief financial officer of the Borrowers and (ii) a daily Borrowing Base Certificate with respect to Eligible Accounts as of the previous Business Day executed by the chief financial officer of the Borrowers. Each Borrowing Base Certificate provided pursuant to this section 5.2(C) shall be substantially in the form of
     Exhibit 1.1A hereto.

     q. Section 5.2 of the Loan Agreement is hereby amended by adding a new subsection (G) thereto as follows:

          (G) In calculating the ratios and other financial information determined in accordance with the covenants in Sections 5.19, 5.20, 5.21, 5.22, 5.34 and 5.35, the
     Borrowers shall exclude (i) the effects of the pension reversions (FASB 88) in an amount not to exceed $6,000,000.00 and FASB 87 to the extent that any remaining pension assets are treated as intangible, and
     (ii) reorganization charges, plant or location closing charges, employee termination benefits, and any other restructuring fees or charges, in an amount not to exceed $12,000,000.00 in the aggregate.

     r. Section 5.19 of the Loan Agreement is hereby amended in its entirety to read as follows:

          SECTION 5.19   Leverage Ratio.  Borrowers will
     maintain their Leverage Ratio at not more than the following levels at any time during the following periods:

                                        Maximum Leverage
               Period                        Ratio

     as of the end of each fiscal
     quarter, through the quarter
     ending December 31, 1995                0.70:1

     as of the fiscal quarters
     ending March 31, 1996 and
     June 30, 1996                           0.80:1

     as of the end of the fiscal quarter
     ending September 30, 1996               0.86:1

     as of the fiscal quarter
     ending December 31, 1996                0.825:1

     as of the end of each fiscal
     quarter from January 1, 1997
     through the quarter ending
     September 30, 1997                      0.60:1

     as of the end of each fiscal
     quarter from and after
     October 1, 1997                         0.55:1

     s. Section 5.20 of the Loan Agreement is hereby amended in its entirety to read as follows:

     SECTION 5.20 Tangible Net Worth. Until Borrowers provide the Banks with the Combined Pro Forma for the period from January 1, 1995 through the Closing Date required by Subsection 5.2(B)(i) hereof, Borrowers will not permit Tangible Net Worth at any time to be less than $72,000,000.00. From the Closing Date through December 31, 1995, Borrowers will not permit Tangible Net Worth to be less than (A) 90% of the Tangible Net Worth as of the Closing Date, minus (B) $5000.00, being the amount expended between the Closing Date and December 31, 1995 to acquire 300 shares of the outstanding NCC stock not purchased on the Closing Date, plus (C) 70% of the aggregate Consolidated net profit after taxes since the Closing Date, provided that Consolidated losses incurred for any reporting period shall not be used to reduce aggregate Consolidated net profit after taxes for purposes of this Section 5.20. From January 1, 1996 through December 31, 1996, Borrowers will not permit Tangible Net Worth to be less than the amounts set forth below:

               Period                   Tangible Net Worth

                                        through March 31, 1996
                                        $68,000,000.00

                                        through June 30, 1996
                                        $76,000,000.00

                                        through September 30,
                                        1996      95% of the
                                        E&Y Tangible Net Worth

                                        through December 31,
                                        1996      95% of the
                                        E&Y Tangible Net Worth

     Thereafter, Borrowers will not permit Tangible Net Worth to be less than the greater of (A) $76,000,000.00, or (B) the sum of (i) the Tangible Net Worth covenant level which Borrowers are obligated to meet on December 31, 1995 plus (ii) 70% of the aggregate Consolidated net profit after taxes since January 1, 1996, provided that Consolidated losses incurred for any reporting period shall not be used to reduce aggregate Consolidated net profits after taxes for purposes of this Section 5.20.

     t. Section 5.22 of the Loan Agreement is hereby amended in its entirety to read as follows:

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

     for the fiscal quarter ending
     December 31, 1996                       9.26:1

     after December 31, 1996 through
     the fiscal quarter ending
     September 30, 1997                      4.25:1

     from October 1, 1997 and each fiscal
     quarter ending thereafter               4.00:1

     u. Section 5.23 of the Loan Agreement is hereby amended in its entirety to read as follows:

     SECTION 5.23 Dividends and Distributions. No Borrower shall make or declare any dividend upon any capital stock of any Borrower or return any capital to any of its shareholders, or make or declare any other payment or distribution or delivery of any property to any Borrower's shareholders in their capacity as such, or redeem, return, purchase or acquire directly or indirectly, any shares of any Borrower's capital stock now or hereafter outstanding, except (A) for the distribution of dividends from Borrowers to Domestic Borrowers, which shall be permitted provided that there does not then exist after giving effect to such distribution, an Event of Default or Unmatured Event of Default except the Existing Events of Default, and (B) between the Closing Date and December 31, 1995, Borrowers shall be entitled to purchase 300 shares of NCC stock not otherwise purchased on or about the Closing Date at a price not to exceed $5000.00, provided that such shares are delivered to the Collateral Agent to be held subject to the Pledge Agreement.

     v. Section 5.31 of the Loan Agreement is hereby amended in its entirety to read as follows:

          SECTION 5.31 Inventory. The Borrowers will not permit (A) the aggregate value of all Inventory of the Borrowers, as reflected on the year-end audited Financial Statements provided to the Banks for the fiscal period ending December 31, 1996, to exceed $170,000,000.00 or
     (B) the aggregate value of all Inventory of the Borrowers located in Mexico to exceed $3,500,000.00 at any time after the Second Amendment Closing Date if the Banks do not perfect their security interests in the Inventory of Borrowers located in Mexico due to the requirement that weekly filings are required in order to do so.

     w. Section 5.32 of the Loan Agreement is hereby amended in its entirety to read as follows:

          SECTION 5.32 Management Consultant. Borrowers are presently engaging Zolfo Cooper, LLC, to determine the cause of the rapid build-up of Borrowers' inventory, to review and report upon the effectiveness of Borrowers' inventory reduction plan, and inventory accounting and production planning systems, and to review and report on such other matters as reasonably determined by the Agent. Unless the Agent informs Borrower that the services of Zolfo Cooper or a replacement management consultant satisfactory to the Majority Banks are no longer desired by the Agent, at the direction of the Majority Banks, Borrowers shall continue to engage such management consultant until Borrowers' Leverage Ratio, Tangible Net Worth, Fixed Charge Coverage Ratio and ratio of Funded Debt to Operating Cash Flow each have reached such levels at such times as would be in compliance with Sections 5.19, 5.20, 5.21 and 5.22 as in effect prior to the First Amendment to Loan Agreement. Borrowers shall cooperate fully with such management consultant, shall permit the Agent to contact and discuss with such management consultant its progress and findings from time to time, and cause such management consultant to prepare and deliver to the Banks and Borrowers written reports, in form and detail reasonably satisfactory to the Agent. In addition, Borrowers shall continue their search for a new chief financial officer.

     x.        The Loan Agreement is hereby amended to add a new
Section 5.34 to read as follows:

          SECTION 5.34 Minimum Cumulative EBIT. Borrowers will not permit Cumulative EBIT for all of the preceding fiscal quarters during the calendar year 1996 (including the fiscal quarter ending on such date) to be less than the following amounts as of the end of each fiscal quarter ending during the following periods:

          Date                               Minimum EBIT

     through the fiscal quarter ending
     September 30, 1996                      $6,500,000.00

     through the fiscal quarter
     ending December 31, 1996
$12,000,000.00

     y.        The Loan Agreement is hereby amended to add a new
Section 5.35 to read as follows:

          SECTION 5.35 Cumulative EBIT to Interest Expense. Borrowers will not permit the ratio of (a) Cumulative EBIT for the four fiscal quarters ending on December 31, 1996 (including the fiscal quarter ending on such date) to (b) interest expense for such period payable on account of Borrowers' Total Liabilities to be less than 0.65:1.00.

     z.        The Loan Agreement is hereby amended to add a new
Section 5.36 to read as follows:

          SECTION 5.36 Business Plan. On or about September 30, 1996 but in no event later than October 11, 1996, Borrowers shall submit to the Agent for the benefit of the Banks their 1997 business plan in form and detail satisfactory to the Majority Banks consistent with representations set forth therein and in the Second Amendment to Loan Agreement.

     aa.       The Loan Agreement is hereby amended to add a new
Section 5.37 to read as follows:

          SECTION 5.37   Ernst & Young Audit; Business
     Consultant. (b) Borrowers shall cause Ernst & Young to undertake a complete audit of Borrowers' books and records as of July 31, 1996 (the "E&Y Audit"), and provide among other things, a determination of the Borrower's Tangible Net Worth as of July 31, 1996 (the "E&Y Tangible Net Worth"). Borrowers shall cooperate fully with Ernst & Young, shall cause Ernst & Young to grant the Agent open access to Ernst & Young in order to discuss and review its progress and findings from time to time, and shall cause Ernst & Young to prepare and deliver to the Banks and Borrowers a draft of the E&Y Audit in accordance with GAAP, subject only to debt classification issues, on or about October 30, 1996 but in no event later than November 12, 1996, and to deliver to the Banks and Borrowers the final E&Y Audit on or about November 15, 1996 but in no event later than November 27, 1996. The E&Y Tangible Net Worth shall be the amount as set forth in the final E&Y Audit; provided however that for purposes of testing Borrowers' compliance with the covenant set forth in Section 5.20 hereof, if the E&Y Audit is not yet in final form at the time such covenant is to be tested in accordance with the provisions hereof, the E&Y Tangible Net Worth shall be the amount as set forth in the draft E&Y Audit.

     (b) Borrowers shall pay all fees and expenses of the business consultant, if any, retained by the Banks and the Noteholders pursuant to Section 4.5 of the Forbearance
     Agreement.

     bb.       The Loan Agreement is hereby amended to add a new
Section 5.38 to read as follows:

          SECTION 5.38   Fixed Asset Appraisals.  The
     Borrowers will obtain appraisals satisfactory in form and substance to the Banks of all real estate, machinery and equipment owned by the Borrowers and located in the United States by September 30, 1996, prepared by an independent appraiser(s) acceptable to the Banks. Copies of such appraisals will be delivered by the Borrowers promptly upon receipt to each Bank and in no event later than October 11, 1996.

     cc.       The Loan Agreement is hereby amended to add a new
Section 5.39 to read as follows:

     SECTION 5.39 Borrowers' Deposit Accounts. Borrowers shall take all steps necessary to perfect the Banks' security interests in each of the deposit accounts maintained at a Bank (each a "Retail Bank") used by the Borrowers' retail locations, which security interests shall be perfected by letter agreements, as to each deposit account maintained by Maidenform or any other Borrower at a Retail Bank, among such Retail Bank, the Collateral Agent and Maidenform or such other Borrower. Borrowers covenant that they shall use their best efforts to cause all of the Retail Banks to execute such letter agreements and in any event within sixty (60) days after the Second Amendment Closing Date shall cause no less than seventy-five percent (75%) of the Retail Banks to execute such letter agreements. Borrowers agree that such best efforts shall include, where a Retail Bank refuses to sign such a letter agreement and an alternate commercial bank is available, moving the account of a retail location to a new Retail Bank that has executed such a letter agreement.

     dd.       The Loan Agreement is hereby amended to add a new
Section 5.40 to read as follows:

     SECTION 5.40 Amendments to Mortgages. Borrowers shall, as soon as possible and in no event later than fifteen
     (15) days after the Second Amendment Closing Date, execute amendments to the New York Mortgage and the Florida Mortgage to confirm that the obligations under the Second Term Loan are secured thereby and execute the Second North Carolina Mortgage to secure the Second Term Loan, which amendments and Second North Carolina Mortgage shall be duly executed and acknowledged in form suitable for recording. Borrowers shall obtain title insurance endorsements for such amendments insuring the New York Mortgage and Florida Mortgage, as amended, as valid first priority mortgage liens, bringing down title to the date of recordation. Borrowers shall pay all recording costs, documents preparation costs and title insurance premiums.

     ee.       The Loan Agreement is hereby amended to add a new
Section 5.41 to read as follows:

     SECTION 5.41 Ernst & Young Audit. Borrowers agree that at the time the E&Y Audit is delivered to the Borrowers, the Banks shall be satisfied that E&Y has agreed to deliver the E&Y Audit to the Banks and the Noteholders as well as the Borrowers, and that E&Y is aware of, and has consented to, the reliance by the Banks and the Noteholders on the E&Y Audit.

     ff.       The second sentence of Section 8.4 of the Loan
Agreement is hereby amended to read as follows:

     Any of the provisions of this Agreement may be modified or amended in writing by any agreement or agreements entered into by the Borrowers and the Majority Banks, except that (A) all Banks must agree to (1) the deferral of the payment of any interest or principal, Fees, or any other amounts due hereunder beyond its due date, (2) any reduction in the Borrowers' obligation to repay the principal amount of the Loans or any Letter of Credit Liability or any reduction in any Interest Rate or Fees hereunder, (3) any change in the amount of the Commitment of any Bank, (4) any amendment to Section 8.1 or this
     Section 8.4, (5) the addition of any new Borrower hereunder (except pursuant to the terms of this Agreement), the release of any Borrower from its obligations hereunder, or a change in the definition of the Borrower, (6) a change in the definition of Majority Banks, (7) a reduction or change to the provisions of
     Section 5.5 hereof, (8) the termination of the Letter of Credit Cash Collateral Account or the release of any funds held in such account following the occurrence of an Event of Default which has not been waived or cured except to the extent otherwise consistent with the terms of this Agreement and the Security Documents, (9) the release of any Collateral except to the extent otherwise consistent with the terms of this Agreement and the Security Documents, or (10) the amendment of any rights or against the Issuing Bank under Section 2.19, (11) a change in the definition of Borrowing Base or any component thereof, (12) a change in the conditions for funding Advances as set forth in Section 3.2 hereof, (13) a change in the definition of Credit Limit, or (14) a change in the definition of Overadvance, and (B) no such modification or amendment shall extend to or affect any obligation not expressly modified or amended, or impair any right of the Banks related to such obligation.

     gg.       Section 8.14 of the Loan Agreement is hereby amended
to read as follows:

     Any Bank may sell participations in its Pro Rata Share of the Loans to another Person (each such Person, a "Participant Bank") or, with the prior approval of the Borrowers and the Agent, which approval shall not be unreasonably withheld, assign up to 100% of its Pro Rata Share of all, but not less than all, of the Loans in equal Pro Rata Shares as to each Loan (but in the case of assignments, in an amount not less than $5,000,000.00 in the aggregate of all of the Loans assigned) to another Person; provided, however, that (A) the Agent, and the Borrowers shall only be obligated to deal with the Banks and not any of the Participant Banks; (B) any Bank that sells a participation in the Loans or assigns an interest in its Commitment shall be obligated to deal with its Participant Banks with respect to all matters relating to the Loans and this Agreement; (C) any Bank that sells a participation in the Loans shall perform all obligations of such Bank under this Agreement and shall remain responsible for fulfilling its obligations hereunder; and
     (D) no such Participant Bank shall have any voting rights or rights to consent to approve any matter hereunder; provided, however, that in addition to the assignments and participations permitted under this Section 8.14, (i) notwithstanding any provisions in this Section 8.14, the Sale and Assignment Agreement of even date herewith between CoreStates and NBD is permitted hereunder, and
     (ii) any Bank may assign and pledge, up to 100% of its Pro Rata Share of all, but not less than all, of its Loans and Notes to (1) with the prior approval of the Agent, which approval shall not be unreasonably withheld, any other Bank, (2) any affiliate of such Bank or (3) any Federal Reserve Bank as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any Operating Circuit issued by such Federal Reserve Bank without obtaining the Borrowers' approval. No such sale or assignment shall release the selling or assigning Bank from its obligations hereunder; provided, however that if the Borrowers and the Agent consent to an assignment by a Bank of all or a part of its Pro Rata Share of the Loans as set forth above, then the assigning Bank shall be released from its obligations hereunder with respect to the part of the Loans sold by such assigning Bank. In the event that any Bank assigns all or a portion of its Pro Rata Share of its Commitment, its Term Note and its Second Term Note as permitted under this Section 8.14, the Borrowers will execute and deliver replacement Notes in the form of Exhibit 2.3 hereto upon the request of the Agent and against return of the Notes being replaced.

     hh.       The Loan Agreement is hereby amended to add a new
Section 8.17 to read as follows:

     SECTION 8.17 Counsel for Banks. The Banks shall, at Borrowers' expense, engage legal counsel selected by all the Banks, which counsel shall represent the Banks and shall be independent from counsel representing the Agent. The counsel selected by the Banks shall not duplicate the work of counsel representing the Agent except when reasonably necessary.

     ii. The Loan Agreement is hereby amended to add Exhibit 2.1A attached hereto as Exhibit 2.1A to the Loan Agreement and to substitute Exhibits 2.1 and 2.2.1 hereto for, respectively, Exhibits 2.1 and 2.2.1 to the Loan Agreement.

     3. Security Interests. The Borrowers acknowledge and agree that the Borrowers' obligations under the Loan
Agreement, the Term Loan Notes, the Revolving Credit Notes and the Second Term Loan Notes were and are secured by, among other things, the Security Documents.

     4. Perfection of Security Interests. Each Borrower covenants to the Agent, the Banks and the Issuing Bank that, on the direction of the Majority Banks and in no event later than sixty (60) days after the Second Amendment Closing Date, it will fully cooperate with the Agent, take any action, pay all fees, and execute all documents requested by the Agent in connection with the perfection of any security interests and liens granted under the Security Documents, including without limitation the security interests and liens against all domestic trademarks, tradenames, logos and other intellectual property of the Borrowers, assets of Borrowers located outside the United States (except inventory located in Mexico, if weekly filings are required to perfect the security interests therein) and the security interests in each deposit account maintained by Maidenform or any other Borrower at a Retail Bank, which security interests were granted under Section 1.5 of the Security Agreement.

     5. Outstanding Indebtedness. This Amendment is an acknowledgement of the outstanding indebtedness presently owed by each Borrower, jointly and severally, to the Banks and the outstanding indebtedness owed by the Borrowers to the Banks as set forth on Exhibit 5 hereto, and reaffirmation by Borrowers to pay the indebtedness to the Agent on account of the Banks in full according to the terms of the Loan Agreement.

     6. Representations and Warranties. Each Borrower represents and warrants to the Agent, the Banks and the Issuing Bank that (a) the representations and warranties of Borrowers contained in the Loan Agreement are true and correct as of the date hereof except for (i) representations and warranties which, by their express terms, relate to a particular period or date which has since passed, and (ii) representations and warranties of Borrowers contained in the Loan Agreement with respect to the subject matter contained on Exhibits 4.5, 4.16 and 5.14, which the Borrowers represent and warrant are true and correct as of the date hereof as amended by the Supplement to Exhibit 4.5, Supplement to Exhibit 4.16 and Supplement to Exhibit 5.14 respectively, which are attached hereto and made a part hereof, (b) the Borrowers own no real property other than the Properties, and the Borrowers continue to own good and valid title to the Properties, (c) the Borrowers' Equipment and Inventory are located at the locations set forth on Exhibit 4.12 to the Loan Agreement and at no other location, (d) the Borrowers' chief executive officers and books and records are located at the locations set forth on Exhibit 4.12 to the Loan Agreement and at no other location, (e) the Borrowers own no other domestic registered Marks (as that term is defined in the Trademark Agreement) other than those set forth on Schedule A to the Trademark Agreement and on Schedule A to the Second Trademark Agreement (as such term is defined hereinafter), (f) except those covenants that Borrowers have failed to comply with as set forth in Section 2.2(a) of the Forbearance Agreement, Borrowers are in compliance with the covenants contained in the Loan Documents as amended hereby, (g) after giving effect to this Amendment, there exists no Event of Default or Unmatured Event of Default under the Loan Agreement except the Existing Events of Default, (h) there exists no event of default or event which with the passage of time or giving of notice or both would constitute an event of default under any other agreement for borrowed money to which Borrowers (or any of them) are a party not otherwise waived in writing by the creditor thereof, (i) the conditions precedent set forth in Paragraph 8 hereof have been fully satisfied, and (j) the projections provided to the Banks as a condition precedent hereof (the "Projections") are accurate based on the information available to the Borrowers and are based on assumptions that are reasonable in light of the information available to the Borrowers, and the Borrowers believe they are able to meet their financial covenants and other obligations under the Loan Agreement and the Note Purchase Agreement through the Forbearance Period.

     7. Defenses. Borrowers acknowledge that the Loan Documents continue in full force and effect and that Borrowers have no charge, lien, claim or offset against the Banks, or defenses to enforcement of the Loan Documents by the Agent or the Collateral Agent on behalf of the Banks.

     8. Conditions Precedent. The obligation of the Banks hereunder is conditioned upon satisfaction of the following conditions precedent:

          a. Borrowers shall deliver to the Agent this Amendment duly executed by Borrowers;

          b. Borrowers shall deliver or cause to be delivered to the Agent:

               (1) an amendment to the Intercreditor Agreement in form and substance acceptable to all the Banks duly executed by Borrowers, the Banks, the Noteholders, the Agent, the Issuing
Bank and the Collateral Agent, together with amendments to the Private Placement Notes and related documents, duly executed by the Borrowers and the Noteholders containing amendments to the terms thereof consistent with the terms of this Amendment and otherwise acceptable to all the Banks;

               (2) the Forbearance Agreement, duly executed by the Borrowers and the Noteholders;

               (3) the Second Trademark Agreement, assigning to the Collateral Agent a security interest in all registered and unregistered trademarks, servicemarks and trade names and all trademark, servicemark or trade name applications owned by or (to the extent permitted by the licensor) licensed to the Borrowers, and listing on Schedule A thereon all domestic registered Marks (as that term is defined in the Second
Trademark Agreement) of the Borrowers, other than those listed on Schedule A to the Trademark Agreement, duly executed and acknowledged and in form suitable for recording;

               (4) all other amendment and modification documents requested by the Agent in connection herewith;

               (5) certified copies of (i) resolutions of each of Borrowers authorizing the execution of this Amendment, all modification documents to which such Borrower is a party and all transactions contemplated herein and (ii) each document evidencing any other necessary corporate action and any required approvals from governmental authorities for each of such Borrowers with respect to this Amendment and the other documents contemplated hereby;

               (6) a certificate dated as the date of this Amendment by the Secretary or an Assistant Secretary of each of Borrowers stating that the Articles and by-laws of such Borrower have not been amended since March 29, 1996, except as stated in said certificate, with copies of all amendments attached;

               (7) a favorable opinion of outside counsel for Borrowers dated the date of this Amendment on such matters as the Agent shall require and in form and substance reasonably satisfactory to the Agent;

               (8) a certificate dated the date of this Amendment by the Secretary or an Assistant Secretary of each Borrower as to the names and signatures of the officers of such Borrower authorized to sign this Amendment and the Loan Documents and the other documents or certificates of such Borrower to be executed and delivered pursuant hereto;

               (9) the Projections, in form and substance satisfactory to the Majority Banks, and certified to by an executive officer of the Borrowers; and

               (10) such other documents as may be reasonably requested by the Banks.

          c. There shall have been no material adverse change in the financial condition, assets, nature of the assets, operations or prospects of Borrowers which has not been previously disclosed in writing to the Agent and the Banks.

          d. Borrowers shall pay to the Agent the portion of the Restructuring Fee and the Agent's Fee due on the date of this Amendment, which fees shall be due and payable upon execution of this Amendment and shall be deemed fully earned upon execution and non-refundable when paid.

          e. Borrowers shall pay all costs and out-of-pocket expenses of the Banks and the Agent (including, without limitation, travel expenses and reasonable fees and costs of the Agent's and the Banks' primary attorneys, including in-house counsel, and local counsel provided that Borrowers' obligations with respect to attorney's fees of the Banks, other than the Agent and local counsel, shall be limited to $5,000.00 per Bank with respect to attorneys' fees incurred by each Bank in connection with this Amendment) in connection with the amendment of the Loan Agreement and modification of the Loan Documents which includes, among other things, the negotiation and preparation of this Amendment and related modification documents, all related filings and recordation fees and taxes, and the enforcement of the Loan Agreement and all costs and expenses incurred in connection with the above and recordation fees and taxes.

          f. The representations and warranties set forth in Paragraph 6 are true, correct and not misleading in any material respect.

     9. Release. As a material inducement to the Banks, the Agent and the Issuing Bank to enter into this Amendment which is to the direct advantage and benefit of the Borrowers, on behalf of them and all of their respective successors and assigns, the Borrowers (A) do hereby remise, release, acquit, satisfy and forever discharge the Banks, the Agent and the Issuing Bank and all of their respective past, present and future affiliates, officers, directors, employees, agents, attorneys, participants, heirs, successors and assigns from any and all manner of debts, accountings, bonds, warranties, representations, covenants, promises, contracts, controversies, agreements, liabilities, obligations, expenses, damages, judgments, executions, actions, claims, demands and causes of action of any nature whatsoever, whether at law or in equity, either now accrued or hereafter maturing, whether known or unknown, which the Borrowers now have or hereafter can, shall or may have by reason of any matter, cause or thing, from the beginning of the world to and including the date of this Amendment with respect to any matters, transactions, occurrences, agreements, actions, events arising out of, in connection with or relating to the Borrowers' obligations with respect to the Loan Documents, including, but not limited to, the administration or funding by the Banks of any loan or transaction giving rise to any of such obligations and the transactions described therein or the indebtedness or obligations evidenced and secured thereby, and the collateral;
and (B) do hereby covenant and agree never to institute or cause to be instituted or continue prosecution of any suit or other form of action or proceeding of any kind or nature whatsoever against the Banks, the Agent or the Issuing Bank, or any of their respective past, present or future affiliates, officers, directors, employees, agents, attorneys, representatives, participants, heirs, successors or assigns, by reason of or in connection with any of the foregoing matters, claims or causes of action; provided, however, that the foregoing release and covenant not to sue shall not apply to any claims arising after the date of the Amendment with respect to acts, occurrences or events after the date of this Amendment.

     10. Miscellaneous. The indebtedness evidenced by the Loan Agreement and the Notes shall continue to be secured as set forth in the Loan Agreement as amended by this Amendment and all of the Security Documents, including those Security Documents modified in connection herewith. This Amendment contains all of the modifications to the Loan Agreement. No further modifications shall be deemed effective, unless in writing executed by all parties, or in the case of amendments that may be approved by the Majority Banks, by the Majority Banks and the Borrowers. This Amendment shall be binding upon the parties hereto, their successors and assigns. Except as expressly modified and amended herein, the Loan Agreement and all documents executed in connection with the Loan Agreement, will remain in full force and effect in accordance with their respective terms. This Amendment shall be construed and enforced in accordance with the laws of the Commonwealth of Pennsylvania. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Amendment by signing any such counterpart. This Amendment shall become effective when it shall have been executed by Borrowers, the Agent, the Issuing Bank and the Banks, and it shall thereafter be binding upon and inure to the benefit of Borrowers, the Agent, the Issuing Bank and the Banks and their respective successors and assigns, except that no Borrower shall have the right to assign any right or obligation hereunder or any interest herein. The Loan Agreement, as amended hereby, shall remain in full force and effect. Execution of this Amendment shall not constitute a novation between Borrowers and the Banks. Each of the parties acknowledges and agrees that the signature pages to this Agreement and each of the other agreements, instruments, certificates and documents being executed and delivered in connection herewith or therewith are being delivered via facsimile transmission and that, upon satisfaction of the conditions precedent, all such documents shall be in full force and effect. Each of the parties further acknowledges and agrees that any amendments, modifications, consents and waivers in respect hereof and thereof shall also be in full force and effect upon the delivery of signature pages thereto via facsimile transmission and the satisfaction of all other conditions to their effectiveness, and that all of the faxed signature pages referred to in this Section shall be accepted by such parties as, and shall be deemed for all purposes to constitute, legally admissible evidence in a court of law as to the execution of all such documents without the need to produce original signature pages thereto.
11.
     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                        MAIDENFORM WORLDWIDE, INC.
BETEX, S.A.                             MAIDENFORM, INC.
CREACIONES TEXTILES de                  NCC INDUSTRIES, INC.
MERIDA, S.A. de C.V.                    CRESCENT INDUSTRIES, INC.
ELIZABETH NEEDLE CRAFT, INC.
JAMAICA NEEDLECRAFT, LTD.
MAIDENFORM INTERNATIONAL, LTD.          By
NICHOLAS NEEDLECRAFT, INC.                Name:
                                          Title:
By_________________________
  Name:
                                        (as to all Borrowers listed
                                        above)
  Title:

(as to all Borrowers listed above)

Attest:                                 Attest:


CORESTATES BANK, N.A.                   COMERICA BANK

By_______________________               By_______________________
  Name:                                   Name:
  Title:                                  Title:

THE CHASE MANHATTAN BANK                NATIONSBANK, N.A.

By_______________________               By_______________________
  Name:                                   Name:
  Title:                                  Title:

CORESTATES BANK, N.A., as Agent         NATIONAL CITY BANK

                                        By_______________________
By_______________________                 Name:
  Name:                                   Title:
  Title:

NBD BANK

By_______________________
  Name:
  Title:

EUROPEAN AMERICAN BANK                  SUMMIT BANK

By_______________________               By______________________
  Name:                                   Name:
  Title:                                  Title:
                              Exhibit 2.1A


     CoreStates           18.8987%
     Nationsbank          16.4706%
     Chase                14.1176%
     City                 12.6471%
     Comerica             12.6471%
     NBD                  10.5131%
     Summit                7.3529%
     EAB                   7.3529%
          Total          100.0000%


                              EXHIBIT 2.1

PRIOR TO SECOND AMENDMENT CLOSING DATE:

                                       ORIGINAL
BANK           TERM LOAN           REVOLVING CREDIT    PRO
RATA SHARE

CoreStates     $ 8,823,529.41      $ 21,176,470.59
17.6471%
Nationsbank      8,235,294.12        19,764,705.88
16.4706%
Chase            7,058,823.53        16,941,176.47
14.1176%
City             6,323,529.41        15,176,470.59
12.6471%
Comerica         6,323,529.41        15,176,470.59
12.6471%
NBD              5,882,352.94        14,117,647.06
11.7647%
Summit           3,676,470.59         8,823,529.41
7.3529%
EAB              3,676,470.59         8,823,529.41
7.3529%

       Total:  $50,000,000.00       120,000,000.00
100.0000%


ON AND AFTER SECOND AMENDMENT CLOSING DATE:

                                       ORIGINAL
BANK           TERM LOAN           REVOLVING CREDIT    PRO
RATA SHARE

CoreStates     $ 9,424,281.00      $ 22,678,347.94
18.8987%
Nationsbank      8,235,294.12        19,764,705.88
16.4706%
Chase            7,058,823.53        16,941,176.47
14.1176%
City             6,323,529.41        15,176,470.59
12.6471%
Comerica         6,323,529.41        15,176,470.59
12.6471%
NBD              5,281,601.35        12,615,769.71
10.5131%
Summit           3,676,470.59         8,823,529.41
7.3529%
EAB              3,676,470.59         8,823,529.41
7.3529%

       Total:  $50,000,000.00       120,000,000.00
100.0000%


                               EXHIBIT 2.2.1

PRIOR TO SECOND AMENDMENT CLOSING DATE:

BANK          SECOND TERM LOAN              PRO RATA SHARE

CoreStates          $ 5,882,360.00                29.4118%
Nationsbank           3,294,120.00                16.4706%
Chase                 2,823,520.00                14.1176%
City                 2,529,420.00                12.6471%
Comerica              2,529,420.00                12.6471%
Summit                1,470,580.00                 7.3529%
EAB                  1,470,580.00                 7.3529%

      Total:  $20,000,000.00                100.0000%


ON AND AFTER SECOND AMENDMENT CLOSING DATE:

         SECOND TERM         TARGET         SECOND AMENDMENT
BANK     LOAN NOTE AMOUNT    PERCENTAGE     CLOSING DATE
PERCENTAGE

CoreStates$      3,969,095.21      18.8987%       19.8455%
Nationsbank      3,294,120.00      16.4706%       16.4706%
Chase            2,823,520.00      14.1176%       14.1176%
City            2,529,420.00      12.6471%       12.6471%
Comerica         2,529,420.00      12.6471%       12.6471%
NBD        1,913,264.79      10.5131%        9.5663%
Summit           1,470,580.00       7.3529%        7.3529%
EAB             1,470,580.00       7.3529%        7.3529%

    Total:    $20,000,000.00      100.0000%      100.0000%
                                 Exhibit 5

                          Outstanding Indebtedness


AGGREGATE AMOUNT OF EACH LOAN HELD BY ALL BANKS:

    Revolving Credit    $104,869,856.77
    Term Loan             48,000,000.00
    Second Term Loan      20,000,000.00


AMOUNT OF TERM LOAN HELD BY EACH BANK
AS OF SECOND AMENDMENT CLOSING DATE:

BANK     TERM LOAN

CoreStates     $ 9,071,339.16
Nationsbank      7,905,882.36
Chase            6,776,470.59
City            6,070,588.24
Comerica         6,070,588.24
NBD        5,046,307.89
Summit           3,529,411.76
EAB             3,529,411.76

      Total:  $48,000,000.00




                     FORBEARANCE AGREEMENT


      FORBEARANCE AGREEMENT (this "Agreement"), dated as of September 11, 1996, by and among CORESTATES BANK, N.A. ("CoreStates"), THE CHASE MANHATTAN BANK (successor by merger to The Chase Manhattan Bank, N.A.) ("Chase"), NATIONAL CITY BANK ("NCB"), NATIONSBANK, N.A. ("Nationsbank"), NBD BANK ("NBD"), COMERICA BANK ("Comerica"), EUROPEAN AMERICAN BANK ("EAB") and SUMMIT BANK (formerly known as United Jersey Bank) ("Summit"; CoreStates, Chase, NCB, Nationsbank, NBD, Comerica, EAB and Summit are hereinafter referred to as the "Banks"), CoreStates, as agent for the Banks (CoreStates, in such capacity, and any successor agent is hereinafter referred to as the "Agent"), CoreStates, as issuing bank for letters of credit pursuant to the terms of the Loan Agreement, as that term is hereinafter defined, (CoreStates, in such capacity, and any successor issuing bank is hereinafter referred to as the "Issuing Bank"; the Banks, the Issuing Bank and the Agent are hereinafter referred to collectively as the "Bank Group"); MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY ("Mass Mutual"), PRINCIPAL MUTUAL LIFE INSURANCE COMPANY ("Principal") and TMG LIFE INSURANCE COMPANY ("Mutual"; Mass Mutual, Principal and Mutual are hereinafter referred to collectively as the "Noteholders", and the Bank Group and the Noteholders are hereinafter referred to collectively as the "Lenders" and each member of the Bank Group and each Noteholder is hereinafter referred to as a "Lender"); MAIDENFORM WORLDWIDE, INC. ("Worldwide"), MAIDENFORM, INC. ("Maidenform"), BETEX, S.A. ("Betex"), CREACIONES TEXTILES DE MERIDA, S.A. DE C.V. ("Creaciones"), ELIZABETH NEEDLE CRAFT, INC. ("Elizabeth"), JAMAICA NEEDLECRAFT, LTD. ("Jamaica"), MAIDENFORM INTERNATIONAL, LTD. ("International"), NICHOLAS NEEDLECRAFT, INC. ("Nicholas"), NCC INDUSTRIES, INC. ("NCC") and CRESCENT INDUSTRIES, INC. ("Crescent"; and together with Worldwide, Maidenform, Betex, Creaciones, Elizabeth, Jamaica, International, Nicholas, and NCC, collectively, the "Borrowers"); and CoreStates, as collateral agent for the Lenders (CoreStates, in such capacity, and any successor collateral agent is hereinafter referred to as the "Collateral Agent").


                            RECITALS

     I. The Bank Group, the Borrowers and Maidenform Worldwide, Inc., a New York corporation ("Worldwide-NY") executed a Loan Agreement dated as of April 26, 1995 (as amended by the First Amendment to Loan Agreement dated as of March 29, 1996, the "Original Loan Agreement," and as further amended as of the date hereof, the "Loan Agreement") pursuant to which (i) the Bank Group made available to the Borrowers and Worldwide-NY a first term loan in the maximum principal amount of $50,000,000.00 (the "First Term Loan") and a revolving credit facility in the maximum principal amount of $120,000,000.00 (the "Revolving Credit"), and (ii) certain of the Banks made available to the Borrowers a second term loan in the maximum principal amount of $20,000,000.00 (the "Second Term Loan"). The Noteholders, the Borrowers and Worldwide-NY entered into separate Amended and Restated Note Purchase Agreements dated as of April 1, 1995 (as amended by the Amendment Agreement dated as of March 29, 1996, the "Original Note Purchase Agreement," and as further amended as of the date hereof, the "Note Purchase Agreement") pursuant to which the Borrowers executed and delivered to the Noteholders their joint and several senior notes in the aggregate principal amount of $30,000,000.00 (the "Private Placement Notes"). The notes issued under the Loan Agreement and the Private Placement Notes are hereinafter referred to collectively as the "Notes." The Loan Agreement and the Note Purchase Agreement are hereinafter referred to collectively as the "Agreements".

     J. The Borrowers and the Lenders are parties to an Intercreditor Agreement dated as of April 26, 1995 (as amended by the Amendment to Intercreditor Agreement dated as of March 29, 1996, the "Original Intercreditor Agreement," and as further amended and restated as of the date hereof, the "Intercreditor Agreement") pursuant to which the parties thereto have agreed to certain matters with respect to, among other things, the Collateral.

     K. One or more events of default presently exist under the Loan Agreement (the "Existing Bank Events of Default") and
one or more events of default presently exist under the Note Purchase Agreement (the "Existing NPA Events of Default"; the Existing Bank Events of Default and Existing NPA Events of Default are hereinafter collectively referred to as the "Existing Events of Default") entitling the Lenders to pursue
their  rights  and  remedies  in  respect  thereof,  and   the
Borrowers have acknowledged that, absent a restructuring, further events of default will occur in the near future. Attached hereto as Exhibit A is a schedule listing the Existing Events of Default.

     L. The Borrowers have requested that, during the Forbearance Period (as defined below), the Lenders (i) amend certain terms of the Agreements, and (ii) forbear from exercising certain of their rights and remedies, all as more particularly set forth in this Agreement.

     M. Subject to the terms and conditions hereinafter set forth, the Lenders are willing to agree to the requested amendments and forbearance terms, all as more particularly set forth in this Agreement.

     NOW, THEREFORE, in consideration of the foregoing and the
mutual   covenants  contained  herein,  the  parties   hereto,
intending to be legally bound, hereby agree as follows:


                           AGREEMENT:
     .    DEFINED TERMS.

     II.A.          Definitions.  The following terms, as used in
this Agreement, shall have the meanings set forth below or in the section of this Agreement referenced below (and to the extent any of the following terms are also defined in the Loan Agreement, the Note Purchase Agreement or the Intercreditor Agreement, the following definitions shall, for the purposes of  this Agreement, expressly override such definitions in the
Loan   Agreement,   the  Note  Purchase   Agreement   or   the
Intercreditor  Agreement).   All  terms  capitalized  but  not
otherwise defined herein shall have the meaning given to such terms in the Loan Agreement as in effect on the date hereof:

     "Agreements" -- Recital A.

     "Bank Documents" means, collectively, this Agreement, the Loan Documents and the Loan Agreement Amendment.

      "Effective Date" means the date on which each of the conditions precedent specified in Section VII hereof shall have occurred or been waived in writing by the parties hereto.

     "Existing Bank Events of Default" -- Recital C.

     "Existing Events of Default" -- Recital C.

     "Existing NPA Events of Default" -- Recital C.

      "Fee Pro Rata Basis" means, on any date that a fee shall be payable to the Lenders in accordance with Section 2 or Section C hereof, shared between the Banks and the Noteholders with (i) the Banks' share of such fee to be calculated using a fraction the numerator of which shall be the sum of (A) the principal amount outstanding on such date under the First Term Loan plus (B) the Commitment on such date under the Revolving Credit including, without limitation, the Commitment with respect to undrawn Letters of Credit issued and outstanding under the Loan Agreement on such date minus any amounts held in the Letter of Credit Cash Collateral Account, and the denominator of which shall be the sum of (C) the aggregate principal amount outstanding on such date under the First Term Loan and the Private Placement Notes, plus (D) the Commitment on such date under the Revolving Credit including, without limitation, the Commitment with respect to undrawn Letters of Credit issued and outstanding under the Loan Agreement on such date minus any amounts held in the Letter of Credit Cash Collateral Account, and (ii) the Noteholders' share of such fee to be calculated using a fraction the numerator of which shall be the principal amount outstanding under the Private Placement Notes on such date and the denominator of which shall be the sum of (E) the aggregate principal amount outstanding on such date under the First Term Loan and the Private Placement Notes, plus (F) the Commitment on such date under the Revolving Credit including, without limitation, the Commitment with respect to undrawn Letters of Credit issued and outstanding under the Loan Agreement on such date minus any amounts held in the Letter of Credit Cash Collateral Account.

     "First Term Loan" -- Recital A.

       "Forbearance Period" means the period between the Effective Date and the Termination Date, inclusive.

      "Loan Agreement Amendment" means the Second Amendment to
Loan Agreement being entered into contemporaneously herewith by the Borrowers and the members of the Bank Group in the form of Exhibit B attached hereto.

     "Net Pension Reversion Proceeds" -- Section C hereof.

       "Noteholder Documents" means, collectively, this Agreement, the Note Purchase Agreement, the Private Placement Notes, the Intercreditor Agreement, the Security Documents, the NPA Amendment, and the other documents executed in connection therewith or herewith by the Noteholders or for their benefit.

      "NPA  Amendment"  means  the Second  Amendment  to  Note
Purchase   Agreement  being  entered  into   contemporaneously
herewith by the Borrowers and the Noteholders in the form of Exhibit C attached hereto.

     "Notes" -- Recital A.

     "Private Placement Notes" -- Recital A.

      "Relevant Noteholders" means the holder or holders of at least thirty-four percent (34%) in principal amount of the Private Placement Notes then outstanding (exclusive of Private Placement Notes then owned by any one or more of the Borrowers or its or their subsidiaries or affiliates).

      "Required Lenders" means the holders of not less than 66_% of the "Base Denominator" (as such term is defined in the Intercreditor Agreement).

      "Required Noteholders" means the "Required Holders" as such term is defined in the Note Purchase Agreement as in effect on the date hereof.

      "Restricted Payment" means (i) any dividend or other distribution, direct or indirect, on account of any shares of capital stock of any of the Borrowers or any Subsidiary (other than on account of capital stock of a Subsidiary owned legally and beneficially by any of the Borrowers) now or hereafter outstanding, whether in cash or other property, and (ii) any redemption, retirement, purchase or other acquisition, direct or indirect, of any shares of capital stock of any of the Borrowers or any Subsidiary (other than on account of capital stock of a Subsidiary owned legally and beneficially by any of the Borrowers) now or hereafter outstanding, or of any warrants, rights or options to acquire any shares of such stock.

     "Revolving Credit" -- Recital A.

     "Second Term Loan" -- Recital A.

      "Termination  Date" means the earlier to  occur  of  (1)
January  17,  1997 and (2) the termination of the  Forbearance
Period pursuant to Section B hereof.

      "Transaction  Documents" means, collectively,  the  Bank
Documents and the Noteholder Documents.

     II.B.          Other Definitional and Operational Provisions.
All definitions contained in this Agreement are equally applicable to the singular and plural forms of the terms
defined.   The  words "hereof," "herein," and "hereunder"  and
words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Unless otherwise specified, all Section references pertain to this Agreement. All accounting terms
not   specifically  defined  herein  shall  be  construed   in
accordance  with generally accepted accounting  principles  in
the  United  States.   All references herein  to  sections  or
clauses of any other agreement or document shall, unless the context otherwise requires, be deemed to refer to such sections as they may be renumbered from time to time in connection with any amendment thereof. All references herein to a natural or legal person shall be deemed to refer to such person and its lawful successors and assigns.

     III. .    AGREEMENTS BY THE MEMBERS OF THE BANK GROUP.

     III.A.         Forbearance Provisions.

          1. During the Forbearance Period (but not thereafter), each member of the Bank Group shall forbear from exercising any rights or remedies it may have under the Bank Documents or otherwise in respect of (i) any Existing Bank Event of Default and (ii) any event of default under the Bank Documents occurring during the Forbearance Period to the extent (and only to the extent) that such event of default constitutes a
     continuation  of an Existing Bank Event of Default.   For
     purposes hereof, the failure of the Borrowers to comply with the financial tests set forth in the Loan Agreement for fiscal periods occurring (in part or in whole) during the Forbearance Period shall (unless overridden pursuant to Section B hereof) constitute new events of default under the Loan Agreement and shall not be deemed to constitute continuations of Existing
     Bank Events of Default.

          2. Each of the Borrowers, each member of the Bank Group and each of the Noteholders agrees that the Existing Bank
     Events of Default shall be deemed to have occurred on the Termination Date and, on and after the Termination Date (but not before), the Banks (including the Agent acting on their behalf) may (at their option), unless all of the Existing Bank Events of Default have been cured (if curable), demand the immediate repayment of all indebtedness owing under the Bank
     Documents, whereupon all such indebtedness shall be immediately due and payable and shall accrue interest on and after such date (but not retroactively) at the default rate specified in the Loan Agreement, and may, subject to the Intercreditor Agreement, thereupon exercise any rights and remedies they may have under any of the Bank Documents or otherwise, all of such rights and remedies being hereby expressly reserved by the Bank Group.

     III.B.         Override Provisions.  Notwithstanding  any
provision herein or in the Loan Agreement to the contrary, during the Forbearance Period each member of the Bank Group acknowledges and agrees that operation of the following provisions of the Loan Agreement shall be suspended and the provisions hereof shall override such suspended provisions and be deemed to be controlling in all respects. The Bank Group, the Borrowers and the Noteholders acknowledge and agree that, upon the termination of the Forbearance Period, all such suspended provisions shall be immediately and automatically reinstated in full and, unless the time period (if any) to which such provisions relate has expired, shall apply as relevant to all subsequent periods:

          1. (i) the Leverage Ratio required to be maintained by the Borrowers pursuant to Section 5.19 of the Loan Agreement as of the fiscal quarters ending December 31, 1995, March 31, 1996 and June 30, 1996; (ii) the minimum Tangible Net Worth required to be maintained by the Borrowers pursuant to Section
     5.20 of the Loan Agreement through and including June 30, 1996; (iii) the Fixed Charge Coverage Ratio required to be maintained by the Borrowers pursuant to Section 5.21 of the Loan Agreement as of the fiscal quarter ending December 31, 1995 and each fiscal quarter in fiscal year 1996; (iv) the Ratio of Funded Debt to Operating Cash Flow required to be maintained by the Borrowers pursuant to Section 5.22 of the Loan Agreement as of the fiscal quarters ending December 31, 1995, March 31, 1996, June 30, 1996 and September 30, 1996;
     (v) the Borrowers' obligation pursuant to Section 5.2(B) of the Loan Agreement to provide Interim Financial Statements for the fiscal quarter ending June 30, 1996; (vi) during the period prior to the Effective Date, the Borrowers' covenant to repay immediately any amount by which Advances outstanding under the Revolving Credit plus the Letter of Credit Liability exceed the Credit Limit as contained in Section 2.3(A) of the Original Loan Agreement; and (vii) the Borrowers' obligation to pay the principal installment on the Second Term Loan due on August 15, 1996 (including the right to charge interest at the interest rate specified in Section 2.14 of the Loan Agreement as a result of the Borrowers' breach of the provisions described in the foregoing clauses (i) through
     (vii));

          2. the "Events of Default" set forth in Section 6.1 of the Loan Agreement to the extent (and only to the extent) they relate to the covenants referred to in Section 1 hereof or to cross-defaults to the Existing NPA Events of Default;

          3. the termination, acceleration and enforcement rights set forth in Sections 6.2 and 6.3 of the Loan Agreement to the extent (and only to the extent) such rights are inconsistent with Section B hereof; and

          4. any other provisions of the Loan Agreement to the extent (and only to the extent) such provisions cannot in any manner be construed consistently with provisions of this Agreement.

     III.C.          Pension Reserve Availability.  The second
sentence of Section 4.1(b) of the Intercreditor Agreement provides that the Borrowers shall apply the first $3,000,000.00 of certain proceeds (the "Net Pension Reversion Proceeds") to reduce the principal amount outstanding under the Revolving Credit. Immediately after such reduction occurs, the Reserved Amount shall be created in accordance with, and for the exclusive purpose described in, Section
2.3(A)  of  the  Loan Agreement as in effect on the  Effective
Date.

     III.D.         Continuation of Loan Agreement.  Except as
expressly overridden herein or in the Intercreditor Agreement, all of the terms and provisions of the Loan Agreement and the promissory notes and other evidences of indebtedness issued in connection therewith shall remain in full force and effect, and nothing in this Agreement shall waive, prejudice, impair or otherwise adversely affect any right, power or remedy of the Bank Group under the Loan Agreement, such notes and other evidences of indebtedness, or applicable law.

     III.E.         Consent to Certain Transactions.  The members
of  the  Bank  Group hereby consent to the amendments  to  the
Original  Note  Purchase  Agreement  set  forth  in  the   NPA
Amendment, and hereby waive compliance with any provisions of the Loan Agreement that would otherwise prohibit or condition such amendments, such waiver to be effective only to the minimum extent necessary to permit such amendments.

     IV.  .    AGREEMENTS BY THE NOTEHOLDERS.

     IV.A.          Forbearance Provisions.

          1. During the Forbearance Period (but not thereafter), each Noteholder shall forbear from exercising any rights or remedies it may have under the Noteholder Documents or otherwise in respect of (i) any Existing NPA Event of Default and (ii) any event of default under the Noteholder Documents occurring during the Forbearance Period to the extent (and only to the extent) that such event of default constitutes a continuation of an Existing NPA Event of Default.

          2. Each of the Borrowers, each of the Noteholders and each member of the Bank Group agrees that the Existing NPA
     Events of Default shall be deemed to have occurred on the Termination Date and, on and after the Termination Date (but not before), the Relevant Noteholders may (at their option), unless all of the Existing NPA Events of Default have been cured (if curable), demand the immediate repayment of all indebtedness to them under the Noteholder Documents, whereupon all such indebtedness shall be immediately due and payable and shall accrue interest on and after such date (but not retroactively) at the default rate specified in the Note Purchase Agreement, and may, subject to the Intercreditor Agreement, thereupon exercise any rights and remedies they may have under any of the Noteholder Documents or otherwise, all of such rights and remedies being hereby expressly reserved by each Noteholder.

     IV.B.          Override Provisions.  Notwithstanding  any
provision herein or in the Note Purchase Agreement to the contrary, during the Forbearance Period each Noteholder acknowledges and agrees that operation of the following provisions of the Note Purchase Agreement shall be suspended and the provisions hereof shall override such suspended provisions and be deemed to be controlling in all respects. The Noteholders, the Borrowers and the Bank Group acknowledge and agree that, upon the termination of the Forbearance Period, all such suspended provisions shall be immediately and automatically reinstated in full and shall apply to all subsequent periods:

          1. the covenants set forth in Sections 6.6 through 6.10 of the Note Purchase Agreement;

          2. the "Events of Default" set forth in Section 8.1 of the Note Purchase Agreement to the extent (and only to the extent) they relate to the covenants referred to in Section 1 hereof or to cross-defaults to the Existing Bank Events of Default;

          3. the voting provisions, acceleration rights and enforcement rights set forth in Sections 8.2(a)(ii) and 8.2(b) of the Note Purchase Agreement to the extent (and only to the extent) such voting provisions are inconsistent with Section B hereof; and

          4. any other provisions of the Note Purchase Agreement to the extent (and only to the extent) such provisions cannot in any manner be construed consistently with provisions of this Agreement.

     IV.C.          Deemed Election To Receive Prepayments.  During
the Forbearance Period, each Noteholder shall be deemed to have made the election described in Section 4.4 of the Note Purchase Agreement to receive the relevant mandatory principal prepayments referred to in said Section 4.4, with such prepayments to be made by the Borrowers to the Noteholders on the same date that the corresponding prepayments on the First
Term Loan are made by the Borrowers to the Agent for the benefit of the Banks, unless prior to such date a Noteholder notifies the Borrowers in writing of its election not to receive the relevant mandatory prepayment.

     IV.D.          Continuation of Note Purchase Agreement and
Notes.   Except  as  expressly overridden  herein  or  in  the
Intercreditor Agreement, all of the terms and provisions of the Note Purchase Agreement and the Private Placement Notes shall remain in full force and effect, and nothing in this
Agreement   shall  waive,  prejudice,  impair   or   otherwise
adversely affect any right, power or remedy of the Noteholders under the Note Purchase Agreement, the Private Placement Notes or applicable law.

     IV.E.           Consent  to  Certain  Transactions.   The
Noteholders hereby consent to the amendments to the Original Loan Agreement set forth in the Loan Agreement Amendment, and hereby waive compliance with any provisions of the Note Purchase Agreement that would otherwise prohibit or condition such amendments, such waiver to be effective only to the minimum extent necessary to permit such amendments.

     V.   .    AGREEMENTS BY THE BORROWERS.

     V.A.       Certain  Closing Payments.  On or  before  the
Effective Date the Borrowers shall pay the following amounts to the following Lenders:

          1. interest (at the rate then in effect) accrued through and including the Effective Date on the Notes to be paid to each Lender in accordance with the principal amount of the Note(s) held by such Lender;

          2. a restructuring fee of $400,000.00 to be paid to the Noteholders and the Banks on a Fee Pro Rata Basis;

          3. a restructuring fee of $200,000.00 to be paid to the Banks participating in the Second Term Loan;

          4. an agent's fee of $150,000.00 to be paid to the Agent; and

          5. additional interest on the Private Placement Notes to be paid to the Noteholders in an amount equal to the difference between (i) the amount of interest that would have been paid to the Noteholders in respect of the period commencing on the first date on which the Interest Rate then in effect on the Loans was increased pursuant to Section 2.14 of the Loan Agreement through and including the Effective Date assuming the interest rate set forth in Section 1.2(e)(ii) of the Note Purchase Agreement had been in effect throughout such period, and (ii) the amount of interest that was actually paid to the Noteholders or accrued on the Private Placement Notes in respect of such period.

     V.B.      Costs and Expenses.

          1. On the Effective Date the Borrowers shall pay to the relevant professionals the amounts required to be paid to them in accordance with Section 8.e of the Loan Agreement Amendment and Section 7.6 of the NPA Amendment.

          2. On the Effective Date the Borrowers shall pay to each Lender upon demand (i) the costs of individual counsel (including, without limitation, in-house counsel) for such Lender incurred in document review, not to exceed $5,000.00 per Lender, and (ii) travel expenses associated with the negotiations resulting from the occurrence of the Existing Events of Default, the administration of the Lenders' credit facilities during such period, and the negotiation, documentation and closing of the transactions contemplated hereby.

          3. After the Effective Date the Borrowers shall pay to each Lender upon demand the travel expenses associated with the administration of the credit facilities described in the Transaction Documents (without limiting any other payment or reimbursement obligations the Borrowers may have under the various Transaction Documents).

     V.C.      Additional Restructuring Fee.  On the earliest to
occur of (i) the Termination Date, (ii) December 17, 1996, and
(iii) the date (the "Full Prepayment Date") on which all of the obligations outstanding under the Revolving Credit, the First Term Loan, the Second Term Loan and the Private Placement Notes shall be paid in full, the Borrowers shall pay a restructuring fee of $1,000,000.00 to be shared by the Noteholders and the Banks on a Fee Pro Rata Basis, provided that if the Full Prepayment Date occurs prior to December 17, 1996, the amount of such restructuring fee shall automatically be deemed to have been reduced to $500,000.00.

     V.D.      Additional Liens.  The Borrowers shall grant and
cooperate in the perfection of liens against the Borrowers' inventory (except in Mexico if weekly filings are required in order to perfect such lien on inventory in Mexico), accounts and such other assets (wherever located) for the benefit of the Lenders as may be required from time to time by the Collateral Agent. The Borrowers shall, at the Agent's option with respect to each parcel of real estate in question, either grant to the Collateral Agent, for the benefit of the Banks participating in the Second Term Loan, second priority liens on the Borrowers' domestic real estate to secure the Second Term Loan, or enter into amendments to the existing Mortgages to confirm that the Second Term Loan is secured thereby.

     V.E.       Business Consultant.  The Borrowers  agree  to
cooperate with, provide access to and pay for a business consultant if such consultant is jointly retained by the
Lenders. The Borrowers' obligations with respect to such business consultant will be memorialized in an engagement letter to be entered into among the Borrowers, the Lenders and such business consultant. Notwithstanding the fact that the Borrowers shall pay for a business consultant (if one is retained by the Lenders), such financial consultant will work on this matter solely for the Lenders, and not for the Borrowers, any of their principals, any holder of debt (other than the Lenders) or equity of the Borrowers or any other party. All work done in respect of any such engagement of a business consultant by the Lenders shall be confidential to the Lenders.

     V.F.      1997 Business Plan.  The Borrowers shall submit
their  1997 business plan to the Lenders on or about September
30, 1996, but in no event later than October 11, 1996.

     V.G.      Ernst & Young Audit.  On or about October 30, 1996,
but in no event later than November 12, 1996, the Borrowers shall deliver to the Lenders a copy of a complete audit report prepared by Ernst & Young of the Borrowers' books and records as at July 31, 1996, in draft form and subject to debt classification issues. The Borrowers shall deliver to the Lenders the final form of such audit on or about November 15, 1996, but in no event later than November 27, 1996.

     V.H.      Fixed Asset Appraisals.  On or about September 30,
1996, but in no event later than October 11, 1996, the Borrowers shall deliver to the Lenders copies of appraisals, in  form and substance reasonably satisfactory to the Lenders,
of   the  Borrowers'  domestic  real  estate,  machinery   and
equipment.

     V.I.      Restricted Payments and Investments.  The Borrowers
shall  not  declare  or  make any  Restricted  Payments.   The
Borrowers shall not make any "Investments" (as such term is defined in the Note Purchase Agreement) of the type described in clauses (f), (g) or (h) of Section 6.11 of the Note Purchase Agreement.

     V.J.      Acknowledgment.  THE BORROWERS EXPRESSLY ACKNOWLEDGE
AND AGREE THAT THE FORBEARANCE AND OVERRIDE PROVISIONS SET FORTH IN SECTIONS A, B, A AND B HEREOF ARE EFFECTIVE ONLY DURING THE FORBEARANCE PERIOD AND THAT, ON AND AFTER THE TERMINATION DATE, UNLESS ALL EXISTING BANK EVENTS OF DEFAULT
AND EXISTING NPA EVENTS OF DEFAULT HAVE BEEN CURED (IF CURABLE), THE LOAN AGREEMENT AND THE NOTE PURCHASE AGREEMENT SHALL BE IN MATERIAL DEFAULT AND THE MEMBERS OF THE BANK GROUP
AND THE NOTEHOLDERS SHALL BE FULLY ENTITLED TO EXERCISE THEIR RESPECTIVE RIGHTS AND REMEDIES THEREUNDER AND UNDER APPLICABLE
LAW WITHOUT REGARD TO ANY MATTERS TRANSPIRING DURING THE FORBEARANCE PERIOD OR THE FINANCIAL CONDITION OR PROSPECTS OF
THE  BORROWERS  AS  OF  THE TERMINATION DATE.   THE  BORROWERS
UNDERSTAND THAT THE LENDERS ARE EXPRESSLY RELYING ON THE TERMS
OF THIS SECTION J AND WOULD NOT HAVE ENTERED INTO THIS AGREEMENT OR OTHERWISE AGREED TO FORBEAR FROM EXERCISING THEIR RIGHTS AND REMEDIES BUT FOR THE BORROWERS' ACKNOWLEDGMENT AND AGREEMENT SET FORTH IN THIS SECTION J.

     VI.  .    FORBEARANCE EVENTS OF DEFAULT; REMEDIES.

     VI.A.          Forbearance Events of Default Defined.  If any
of the following Forbearance Events of Default shall have occurred and be continuing during the Forbearance Period (whatever the reason for such Forbearance Event of Default and whether it shall be voluntary or involuntary or by operation of law or otherwise), the Lenders shall have the rights and remedies available to them described in Sections B and C hereof:

          1. subject to the forbearance and override provisions of Sections A and B hereof, the occurrence of an event of default under the Loan Agreement;

          2. (i) any of the Borrowers shall fail to perform or observe any covenant contained in (A) Sections 6.4, 6.5, 6.12, 6.13, 6.14, 6.15, 6.18, 6.21, 6.24, or 6.26(a) of the Note
     Purchase Agreement, or (B) in Sections 4 or 6.3 of the Note Purchase Agreement to the extent they relate to the payment of principal, interest or Net Pension Reversion Proceeds, and such failure continues beyond the applicable grace period (if any) set forth in the Note Purchase Agreement with respect thereto, or (ii) the Borrowers shall fail to pay when due the "True-Up Amount" required to be paid to the Noteholders in accordance with Section 5.1(b) of the Intercreditor Agreement and the Banks shall fail to elect to pay such amount pursuant to, and within the time period set forth in, Section 5.5(a) of the Intercreditor Agreement;

          3.        any event of default of the type described in
     Section 6.1(E) of the Loan Agreement or Sections 8.1(g), 8.1(h) or 8.1(i) of the Note Purchase Agreement shall occur, or an "Enforcement Period" (as such term is defined in the Intercreditor Agreement) shall have commenced;

          4. any of the Borrowers shall fail to comply with any provision of Section V hereof or any other provision of any of the Transaction Documents (except to the extent such provision is expressly overridden hereby) other than the provisions specified in the foregoing clauses (a), (b) and (c) of this Sections A, and such failure continues beyond the applicable grace period (if any) set forth in the relevant Transaction Document with respect thereto; or

          5. any warranty, representation or other statement by or on behalf of any of the Borrowers contained herein or in any of the Transaction Documents other than the Loan Agreement or in any certificate or instrument furnished in compliance with or in reference hereto or thereto shall prove to have been false or misleading in any material respect when made, except to the extent that such matter constitutes an Existing Bank Event of Default or Existing NPA Event of Default.

     VI.B.          Termination of the Forbearance Period.  Upon
the occurrence of any Forbearance Event of Default and at any time thereafter during which a Forbearance Event of Default shall be continuing:

          1. if the Forbearance Event of Default shall be of the type described in Section 3 hereof, the Forbearance Period shall automatically terminate without demand or notice of any kind;

          2. if the Forbearance Event of Default shall be of the type described in Sections 1 hereof, the Majority Banks (or the Agent acting on their instructions) shall be entitled by written notice to the Borrowers, with a copy to the Noteholders, to terminate the Forbearance Period with immediate effect;

          3. if the Forbearance Event of Default shall be of the type described in Sections 2 hereof, the Required Noteholders shall be entitled by written notice to the Borrowers, with a copy to the Agent, to terminate the Forbearance Period with immediate effect; or

          4. if the Forbearance Event of Default shall be of the type described in Sections 4 or 5 hereof, the Required Lenders
     (or the Agent acting on their instructions) shall be entitled by written notice to the Borrowers, to terminate the Forbearance Period with immediate effect.

     VI.C.           Consequences  of  Termination.   If   the
Forbearance Period shall have been terminated pursuant to Section B hereof (it being acknowledged and agreed that such termination of the Forbearance Period shall not terminate any other provisions of this Agreement that are not by their terms limited in application to the Forbearance Period), then each Lender shall be entitled to pursue all of the rights and remedies available to it pursuant to the Transaction Documents to which it is a party and any of its other legal or equitable rights and remedies, subject (as among the Lenders without creating any rights in the Borrowers) to the terms and provisions of the Intercreditor Agreement.

     VII. .    CONDITIONS PRECEDENT.  This Agreement shall not
become effective unless all of the following conditions precedent shall have been satisfied or waived by the parties hereto on or before September 13, 1996:

     VII.A.         Execution of this Agreement.  Execution and
delivery of faxed signature pages by each of the parties hereto, to be followed (but not as a condition to closing) by delivery of original signature pages to (a) Drinker, Biddle & Reath (9 sets), (b) Hebb & Gitlin (4 sets) and (c) Jones, Day, Reavis & Pogue (2 sets).

     VII.B.         Execution of the Loan Agreement Amendment.
Execution and delivery of faxed signature pages to the Loan Agreement Amendment by each of the parties thereto in form and substance identical to Exhibit B hereto and the occurrence of the "Effective Date" under the Loan Agreement Amendment (save for the condition precedent under the Loan Agreement Amendment requiring the execution and delivery of this Agreement).

     VII.C.         Execution of the NPA Amendment.  Execution and
delivery of faxed signature pages to the NPA Amendment by each of  the  parties  thereto in form and substance  identical  to
Exhibit   C  hereto  and  the  occurrence  of  the  "Amendment
Effective  Date"  under  the  NPA  Amendment  (save  for   the
condition precedent under the NPA Amendment requiring the execution and delivery of this Agreement).

     VII.D.          Execution of the Intercreditor Agreement.
Execution and delivery of faxed signature pages to the Intercreditor Agreement by each of the parties thereto in form and substance identical to Exhibit D hereto, to be followed (but not as a condition to closing) by delivery of an appropriate number of original signature pages to respective counsel for the parties thereto.

     VII.E.         Payments at Closing.  The Borrowers shall have
paid to the relevant Lenders and professionals the amount required to be paid to them on or before the Effective Date pursuant to Sections A and B hereof.

     VII.F.          Delivery  of Pro Forma Make-Whole  Amount
Calculations. The Noteholders shall have delivered to the Agent a calculation of the "Make-Whole Amount" (as such term is defined in the Note Purchase Agreement) estimated to arise in connection with the prepayments on the Private Placement Notes on each "Step-Down True-Up Date" (as such term is defined in the Intercreditor Agreement), assuming the Step-Down True-Up Dates occur on September 15, 1996, October 15,
1996, November 15, 1996, December 15, 1996, and January 15, 1997, and on the "Enforcement True-Up Date" (as such term is defined in the Intercreditor Agreement), assuming the Enforcement True-Up Date occurs on January 17, 1997, and on such date the principal amounts outstanding under the Revolving Credit (including Letter of Credit exposure), the First Term Loan and the Second Term Loan are, respectively, $105,000,000.00, $44,000,000.00 and $0.

     VII.G.         Authorization of Transactions.  Each Borrower
shall have authorized, by all necessary corporate action, (i) the execution and delivery of this Agreement and each of the documents executed and delivered by it in connection herewith,
(ii) the satisfaction by each of them of all of the conditions precedent set forth in this Section VII which they are
required   to   satisfy,  (iii)  the   consummation   of   all
transactions contemplated by this Agreement, and (iv) their performance of all of their obligations contemplated by this Agreement. The Lenders shall have received a certificate, in form and substance satisfactory to the Lenders and to Drinker, Biddle & Reath and Hebb & Gitlin, certifying the adoption of resolutions of the Board of Directors of each of the Borrowers
authorizing    such    execution,    delivery,    performance,
satisfaction   and   consummation  by   such   entity,   which
resolutions shall be attached to such certificate and shall be in full force and effect. The certificate shall indicate that there has been no resolution passed by the Board of Directors (or a duly constituted committee thereof) of any of the Borrowers which conflicts with, amends or rescinds any such resolution.

     VII.H.         Proceedings Satisfactory.  All proceedings
taken in connection with this Agreement and all documents and papers relating thereto shall be satisfactory to the Lenders and to Drinker, Biddle & Reath and Hebb & Gitlin. The Lenders, Drinker, Biddle & Reath and Hebb & Gitlin shall have received copies of such documents and papers as they may reasonably  request  in  connection  therewith,  in  form  and substance satisfactory to them. If each of the other provisions of this Section VII has been complied with, the Borrowers shall be entitled to presume that this Section H has also been complied with unless the Borrowers have received written notice to the contrary from the Lenders at or before the time of the delivery (and release from escrow, if any) of the Lenders' signature pages referred to in Section A hereof.

     VIII.     .    MISCELLANEOUS.

     VIII.A.         Governing Law.  This Agreement  shall  be
construed according to the laws of the Commonwealth of Pennsylvania, without regard to principles of conflict of laws.

     VIII.B.         Waivers and Amendment of this  Agreement.
Neither this Agreement nor any term hereof may be amended, modified or waived orally, or by any action or inaction, except by an instrument in writing signed by the Majority Banks, the Required Noteholders and the Borrowers.

     VIII.C.        Severability.  If a provision of this Agreement
or any other Transaction Document is or becomes illegal, invalid or unenforceable in any jurisdiction, that shall not effect (i) the validity or enforceability in that jurisdiction of any other provision of the Financing Documents, or (ii) the validity or enforceability in other jurisdictions of that or any other provision of the Transaction Documents.

     VIII.D.        Section Headings.  The titles of the sections
hereof appear as a matter of convenience only, do not constitute a part of this Agreement and shall not affect the construction hereof.

     VIII.E.        Counterparts; Faxed Signature Pages.  This
Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same agreement. Each of the parties acknowledges and agrees that the signature pages to this Agreement, the Intercreditor Agreement, the Loan Agreement Amendment, the NPA Amendment and each of the other instruments, certificates and documents being executed and delivered in connection therewith or herewith are being delivered via facsimile transmission and that, upon the occurrence of the Effective Date, all such documents shall be in full force and effect. Each of the parties further acknowledges and agrees that any amendments, modifications, consents and waivers in respect hereof and thereof shall also be in full force and effect upon the delivery of signature pages thereto via facsimile transmission and the satisfaction of all other conditions to their effectiveness, and that all of the faxed signature pages referred to in this Section E shall be accepted by such parties as, and shall be deemed for all purposes to constitute, legally admissible evidence in a court of law as to the execution of all such documents without the need to produce original signature pages thereto.

[REMAINDER OF PAGE IS INTENTIONALLY BLANK.  NEXT PAGE IS SIGNATU
RE PAGE.]
      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on their behalf by a duly authorized officer or agent thereof, as the case may be, as of the date first above written.


BETEX, S.A.
CREACIONES TEXTILES de MERIDA, S.A. de C.V.
ELIZABETH NEEDLE CRAFT, INC.
JAMAICA NEEDLECRAFT, INC.
MAIDENFORM INTERNATIONAL, LTD.
NICHOLAS NEEDLECRAFT, INC.


By:
     Name:
     Title:
     (as to all Borrowers listed above)

Attest:
     (Corporate Seal)

MAIDENFORM WORLDWIDE, INC.
MAIDENFORM, INC.
NCC INDUSTRIES, INC.
CRESCENT INDUSTRIES, INC.


By:
     Name:
     Title:
     (as to all Borrowers listed above)

Attest:
     (Corporate Seal)

CORESTATES BANK, N.A., in its own capacity, as Agent, as Issuing Bank and as Collateral Agent


By:
     Name:
     Title:

THE CHASE MANHATTAN BANK,
  in its own capacity and as co-agent


By:
     Name:
     Title:

NATIONSBANK, N.A.


By:
     Name:
     Title:

NATIONAL CITY BANK


By:
     Name:
     Title:

NBD BANK


By:
     Name:
     Title:

COMERICA BANK


By:
     Name:
     Title:

EUROPEAN AMERICAN BANK


By:
     Name:
     Title:

SUMMIT BANK


By:
     Name:
     Title:

MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY


By:
     Name:
     Title:

PRINCIPAL MUTUAL LIFE INSURANCE COMPANY


By:
     Name:
     Title:


By:
     Name:
     Title:

TMG LIFE INSURANCE COMPANY
By:  The Mutual Group (U.S.), Inc.
     Its:  Agent


By:
     Name:
     Title:


By:
     Name:
     Title:
                                                        EXHIBIT A

                   EXISTING EVENTS OF DEFAULT


I.   Existing Bank Events of Default

      Events of Default have occurred and are continuing under the Original Loan Agreement pursuant to the Borrowers' failure to comply with certain covenants and agreements contained in Sections 2.2.1, 2.3(A), 5.2(B), 5.19, 5.20, 5.21 and 5.22 of
the Loan Agreement. "Existing Bank Events of Default" shall not include Events of Default resulting from the Borrowers' failure hereafter to comply with such covenants as amended by the Second Amendment to Loan Agreement of even date herewith.

II.  Existing NPA Events of Default

      Events of Default have occurred and are continuing under Sections 8.1(c) and 8.1(d) of the Note Purchase Agreement pursuant to the Borrowers' failure to comply with certain covenants and agreements contained in Sections 6.6, 6.7, 6.9,
6.10 and 7.1(a) of the Note Purchase Agreement. An Event of Default under Section 8.1(f) of the Note Purchase Agreement has also occurred and is continuing pursuant to the occurrence of the events of default under the Loan Agreement listed in
Part I of this Exhibit A.
                                                        EXHIBIT B

              [Second Amendment to Loan Agreement]
                                                        EXHIBIT C

         [Second Amendment to Note Purchase Agreement]
                                                        EXHIBIT D

         [Amended and Restated Intercreditor Agreement]




          SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT

       SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT (this "Agreement"), dated as of September 11, 1996, among MAIDENFORM WORLDWIDE, INC. ("Worldwide"), a Delaware corporation,
MAIDENFORM, INC. ("Maidenform"), a New York corporation, BETEX, S.A., a Costa Rican corporation, CREACIONES TEXTILES DE MERIDA, S.A. DE C.V., a Mexican corporation, ELIZABETH NEEDLE CRAFT, INC., a New York corporation, JAMAICA NEEDLECRAFT, LTD., a Jamaican corporation, MAIDENFORM INTERNATIONAL, LTD., a New York corporation, NICHOLAS NEEDLECRAFT, INC., a New York corporation, NCC INDUSTRIES, INC., a Delaware corporation, and CRESCENT INDUSTRIES, INC., a Delaware corporation (each such entity, together with Worldwide and Maidenform, individually, a "Company" and collectively, the "Companies"), MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY ("MassMutual"), PRINCIPAL MUTUAL LIFE INSURANCE COMPANY ("Principal") and TMG LIFE INSURANCE COMPANY ("TMG," MassMutual, Principal and TMG are herein collectively referred to as the "Noteholders").

                           RECITALS:

      A. Pursuant to separate Amended and Restated Note Purchase Agreements, each dated as of April 1, 1995 (collectively, as amended by the Amendment Agreement dated as of March 29, 1996, the "Original Note Agreement," and, as amended by this Agreement, the "Note Agreement"), the Companies issued Thirty Million Dollars ($30,000,000) in aggregate principal amount of their joint and several ten and seventy-five one hundredths percent (10.75%) Senior Notes due September 30, 2003 (the "Notes"). The Notes are substantially in the form of Exhibit A attached to the Original Note Agreement.

      B. The Companies' obligations under the Note Agreement and the Notes were and are secured by, among other things, certain security agreements, mortgages, deeds of trust and other similar documents (collectively, the "Security Documents"), executed by one or more of the Companies in favor of CoreStates Bank, N.A., as collateral agent (the "Collateral Agent").

      C. The Companies have requested that the Noteholders amend certain terms of the Original Note Agreement and the Notes, as more particularly set forth in this Agreement.

      D. Subject to the terms and conditions hereinafter set forth, the Noteholders are willing to amend certain terms of the Original Note Agreement and the Notes, all as more particularly set forth in this Agreement.

      E. Each of the Companies and the Noteholders are desirous of entering into this Agreement on the terms and conditions hereinafter set forth.

                           AGREEMENT:

      NOW THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     IX.  .    DEFINED TERMS.

      The terms used herein and not defined herein shall have the meanings assigned to such terms in the Original Note Agreement. The Original Note Agreement, the Notes and the Security Documents are referred to herein as the "Original Financing Documents", and, as amended and supplemented by this Agreement and the other agreements and instruments to be executed in connection herewith and therewith, as each may be amended from time to time, and together with the Forbearance Agreement (as defined below), are referred to herein as the "Financing Documents".

     X.   .    AMENDMENTS TO ORIGINAL NOTE AGREEMENT.

     Each of the Companies and, subject to the satisfaction of the conditions set forth in Section 5 hereof, the Noteholders hereby consents and agrees to the amendments to the Original Note Agreement, as set forth in Exhibit A to this Agreement. Each such amendment shall become effective on the Amendment Effective Date and is incorporated herein by reference as if set forth verbatim in this Agreement.

     XI.  .    AMENDMENT TO NOTES.

     Each of the Companies and, subject to the satisfaction of the conditions set forth in Section 6 hereof, the Noteholders hereby consents and agrees to the amendment to the Notes, as set forth in Exhibit B to this Agreement. Such amendment shall become effective on the Amendment Effective Date and is incorporated herein and in the Notes by reference as if set forth verbatim in this Agreement and in the Notes. The Companies acknowledge and agree that, upon due presentation by any Noteholder of its original Note or Notes, the Companies will issue to such Noteholder a replacement Note or Notes reflecting the amendment set forth herein, provided that the failure of any Noteholder to exchange any of its Notes shall not in any manner affect the legality, validity or enforceability of any of the Notes.

     XII. .    WARRANTIES AND REPRESENTATIONS.

      To induce the Noteholders to enter into this Agreement, the Companies jointly and severally warrant and represent to the Noteholders that as of the Amendment Effective Date:

     XII.A.         Organization, Existence and Authority.  Each of
the Companies is a corporation duly incorporated, validly existing and, with respect to the Domestic Companies, is in
good   standing   under  the  laws  of  its  jurisdiction   of
incorporation. Each of the Companies has all requisite power and authority to execute and deliver this Agreement and to perform its obligations under the Amended Financing Documents.

     XII.B.         Authorization, Execution and Enforceability.
The execution and delivery by each of the Companies of this Agreement and the performance by the Companies of their respective obligations under the Financing Documents have been duly authorized by all necessary action on the part of each of
the  Companies.   This Agreement has been  duly  executed  and
delivered by each of the Companies. Each of the Financing Documents constitutes a valid and binding obligation of each
of   the   Companies,  enforceable  in  accordance  with   its
respective terms, except that the enforceability thereof may be:

          1. limited by bankruptcy, insolvency or other similar laws affecting the enforceability of creditors' rights generally; and

          2.        subject to the availability of equitable remedies.

     XII.C.          No  Conflicts or Defaults.   Neither  the
execution and delivery by any of the Companies of this Agreement, nor the performance by any of the Companies of its obligations under each of the Financing Documents, conflicts with, results in any breach in any of the provisions of, constitutes a default under, violates or results in the creation of any Lien (other than pursuant to the Financing Documents) upon any Property of any of the Companies under the provisions of:

          1. any charter document, partnership agreement or bylaws of any of the Companies;

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

     XII.D.         Governmental Consent.  Neither the execution
and delivery by each of the Companies of this Agreement nor the performance by each of the Companies of its respective obligations under each of the Financing Documents, is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any Governmental Authority on the part of any of the Companies as a condition thereto under the circumstances and conditions contemplated by this Agreement and each of the Financing Documents.

     XII.E.         No Defaults or Events of Default.    After
giving effect to the transactions contemplated by this Agreement and the contemporaneous execution and delivery of the Forbearance Agreement and amendments to the Bank Loan Agreement and Intercreditor Agreement, no unwaived Default or Event of Default will exist under any of the Financing Documents.

     XII.F.         Disclosure.  The financial statements  and
certificates delivered to the Noteholders by the Companies or the Companies' accountants, as the case may be, pursuant to
Section 7.1, Section 7.2 and Section 7.3 of the Original Note Agreement do not, nor does this Agreement or any written statement furnished by any of the Companies in connection herewith, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact which the Companies have not disclosed to the Noteholders in writing which has had or, so far as any of the Companies can now foresee, could reasonably be expected to have, a Material Adverse Effect.

     XII.G.         Revised 1996 Projections.  The projections set
forth in the revised 1996 projections delivered to the Noteholders pursuant to Section H hereof are accurate based on the information available to the Companies as of the Amendment
Effective  Date  and  are  based  on  assumptions   that   are
reasonable in light of the information then available  to  the
Companies.   As  indicated in such projections, the  Borrowers
reasonably project and believe as of the Amendment Effective Date that they will remain in compliance with their financial covenants for the remainder of fiscal year 1996 and will be able to meet all of their financial and other obligations that come due during fiscal year 1996, as such financial covenants, financial obligations and other obligations are set forth in
the   Financing  Documents,  the  Bank  Loan  Agreement,   the
Forbearance Agreement and the Intercreditor Agreement.

     XII.H.         True and Correct Copies.  The Companies have
delivered to each of the Noteholders true and correct copies of the Bank Loan Agreement as in effect on the Amendment
Effective Date.

     XII.I.         Certain Representations and Warranties. As
supplemented by the information set forth on Annex 1 hereto, all of the representations and warranties contained in Section 2 of the Original Note Agreement are true and correct in all material respects as of the Amendment Effective Date as if such representations and warranties were made on the Amendment Effective Date. All of the representations and warranties contained in the most recent amendments to the Bank Loan Agreement and the Intercreditor Agreement, each as in effect on the Amendment Effective Date, are true and correct in all respects.

     XIII.     .    CONDITIONS PRECEDENT.

     The amendments set forth in Sections 2 and 3 hereof shall not become effective unless all of the following conditions precedent shall have been satisfied on or before September 13, 1996 (the date of such satisfaction being herein referred to as the "Amendment Effective Date"):

     XIII.A.        Execution and Delivery of this Agreement.  Each
of the Companies shall have executed and delivered to each of the Noteholders a counterpart of this Agreement.

     XIII.B.        Execution and Delivery of Other Amendments.
The   following   documents,  each  in  form   and   substance
satisfactory to the Noteholders and their special counsel, shall have been duly executed and delivered by the parties thereto, and shall be in full force and effect:

          1. Second Amendment to Loan Agreement, among the Companies, CoreStates Bank N.A., as Agent, CoreStates Bank N.A., Nationsbank, N.A., The Chase Manhattan Bank, National City Bank, NBD Bank, Comerica Bank, European American Bank, and Summit Bank;

          2. Amended and Restated Intercreditor Agreement, among all of the parties to the Intercreditor Agreement; and

          3. Forbearance Agreement among all of the parties to the Intercreditor Agreement (the "Forbearance Agreement").

      5.12 Collateral. The Financing Documents shall be in full force and effect and there shall be no Default or Event of Default thereunder and as defined therein which would not be waived by the Forbearance Agreement. Except with respect to the additional liens referred to in Section 4.4 of the Forbearance Agreement, the Lien of the Collateral Agent as provided by the Financing Documents shall be valid, enforceable and perfected and the Property of the Companies shall be subject to no other Lien not otherwise permitted under Section 6.5 of the Note Agreement.

     XIII.D.        No Default; Representations And Warranties
True.    The  warranties  and  representations  set  forth  in
Section 4 hereof shall be true and correct on the Amendment Effective Date and no Default or Event of Default shall exist which would not be waived by the Forbearance Agreement.

     XIII.E.        Authorization of Transactions.  Each of the
Companies shall have authorized, by all necessary action, the execution and delivery of this Agreement and each of the documents executed and delivered in connection herewith and the performance of all obligations of, and the satisfaction of all closing conditions pursuant to this Section 5 by, and the
consummation   of  all  transactions  contemplated   by   this
Agreement by, the Companies.

     XIII.F.        Opinions of Counsel.  The Noteholders shall
have received from Jones, Day, Reavis & Pogue and Baer Marks & Upham LLP, counsel to the Companies, legal opinions which, taken together, are substantially the same as the combined form of opinion set forth in Exhibit C to this Agreement.

     XIII.G.        Payment of Certain Expenses.  The Companies
shall have paid all reasonable costs and expenses of the Noteholders relating to this Agreement and the other Financing Documents, including without limitation the fees and expenses of Hebb & Gitlin, the Noteholder's special counsel.

     XIII.H.        Revised 1996 Projections.  The Companies shall
have delivered to the Noteholders revised 1996 projections certified to by an executive officer of the Borrowers and in
form   and  level  of  detail  satisfactory  to  the  Required
Noteholders.

     XIII.I.         Proceedings Satisfactory.  All  documents
executed and delivered, and actions and proceedings taken, in connection with this Agreement shall be satisfactory to the Noteholders and their special counsel. The Noteholders and their special counsel shall have received copies of such documents and papers as they may reasonably request in connection therewith, in form and substance satisfactory to them.

     XIV.   .      NO   PREJUDICE  OR  WAIVER;  REAFFIRMATION;
ACKNOWLEDGMENT.

     XIV.A.         No Prejudice or Waiver. Except as provided
herein, the terms of this Agreement shall not operate as a waiver by the Noteholders of, or otherwise prejudice the Noteholders' rights, remedies or powers under, the Financing Documents or under applicable law. Except as expressly provided herein:

           (a) no terms and provisions of any agreement are modified or changed by this Agreement; and

           (b)   the  terms  and provisions of  the  Financing
     Documents shall continue in full force and effect.

     XIV.B.         Reaffirmation. Each of the Companies hereby
acknowledges and reaffirms all of its obligations and duties under the Financing Documents.

     XIV.C.          Acknowledgment.  EACH  OF  THE  COMPANIES
ACKNOWLEDGES AND AGREES THAT THE NOTE AGREEMENT, THE NOTES, THIS AGREEMENT AND THE OTHER FINANCING DOCUMENTS TO WHICH IT IS A PARTY ARE VALID AND BINDING OBLIGATIONS OF IT, ENFORCEABLE IN ACCORDANCE WITH THEIR RESPECTIVE TERMS, WITHOUT DEFENSES, OFFSETS, RIGHTS OF RECOUPMENT, COUNTERCLAIMS OR CLAIMS OF ANY NATURE WHATSOEVER, AND TO THE EXTENT THAT ANY SUCH DEFENSES, OFFSETS, RIGHTS OF RECOUPMENT, COUNTERCLAIMS OR CLAIMS MAY EXIST AS OF THE DATE HEREOF, EACH BORROWER HEREBY EXPRESSLY WAIVES, RELEASES AND DISCHARGES THE SAME.

     XV.  .    MISCELLANEOUS.

     XV.A.          Information.  Without limiting the Companies'
obligations to provide information to the Noteholders in accordance with Section 7 of the Note Agreement, the Companies shall also timely deliver to the Noteholders copies of all reports delivered to the Banks pursuant to Sections 5.8 and
5.32 of the Bank Loan Agreement and all monthly, weekly and daily borrowing base certificates delivered by the Companies to the Banks pursuant to Section 5.2(C) the Bank Loan Agreement.

     XV.B.           Governing Law.  This Agreement  shall  be
construed, interpreted and enforced in accordance with, and governed by, internal New York law.

     XV.C.          Duplicate Originals.  Two or more duplicate
originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each
party   hereto,   and   each   set  of   counterparts   which,
collectively, show execution by each party hereto shall constitute one duplicate original.

     XV.D.          Waivers and Amendments.  Neither this Agreement
nor any term hereof may be changed, waived, discharged or terminated orally, or by any action or inaction, but only by an instrument in writing signed in accordance with the amendment provisions set forth in the Note Agreement.

     XV.E.          Section Headings.  The titles of the sections
hereof appear as a matter of convenience only, do not constitute a part of this Agreement and shall not affect the construction hereof.

     XV.F.          Costs and Expenses.  On the Amendment Effective
Date, the Companies shall pay all costs and expenses of the Noteholders relating to this Agreement and the other Financing Documents, including, but not limited to, the statement for reasonable fees and disbursements of the Noteholders' special counsel presented to the Companies on the Amendment Effective
Date.   The  Companies  will also  pay  upon  receipt  of  any
statement thereof, each additional statement for reasonable fees and disbursements of the Noteholders' special counsel rendered after the Amendment Effective Date in connection with the Financing Documents.

     XV.G.           Ernst & Young Consent.  If Ernst &  Young
provides to the Banks the consent described in Section 5.41 of the Bank Loan Agreement, such consent shall also be provided to the Noteholders on the same terms.

     XV.H.          Survival.  All warranties, representations,
certifications and covenants made by or on behalf of the Companies in the Financing Documents or in any certificate or other instrument delivered pursuant to the Financing Documents
shall   be  considered  to  have  been  relied  upon  by   the
Noteholders and shall survive the execution of the Financing Documents, regardless of any investigation made by or on
behalf  of  the  Noteholders.   All  statements  in  any  such
certificate or other instrument shall constitute warranties and representations of the Companies hereunder.

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




By_________________________________
                                      Name:
                                      Title:




By_________________________________
                                      Name:
                                      Title:



MASSACHUSETTS MUTUAL LIFE
                                   INSURANCE COMPANY




By_________________________________
                                      Name:
                                      Title:



PRINCIPAL MUTUAL LIFE
                                   INSURANCE COMPANY




By_________________________________
                                      Name:
                                      Title:




By_________________________________
                                      Name:
                                      Title:



TMG LIFE INSURANCE COMPANY
                                     By:    The  Mutual  Group
(U.S.), Inc.

Its: Agent




By_________________________________
                                      Name:
                                      Title:




By_________________________________
                                      Name:
                                      Title:
                                                          ANNEX 1

                  INFORMATION AS TO COMPANIES

         SUPPLEMENT TO EXHIBIT 4.16 TO LOAN AGREEMENT
                DATED AS OF APRIL 26, 1995 AND
 SUPPLEMENT TO PART 2.2(d) TO ANNEX 2 TO AMENDED AND RESTATED
          NOTE PURCHASE AGREEMENT DATED APRIL 1, 1995


      Pursuant  to the First Amendment to Loan Agreement,  the
Banks have agreed to make an additional term loan to the Companies in the aggregate principal amount of $20,000,000.00

      The subordinated promissory note in the principal amount of $2,538,896.00 remains outstanding.

     Guaranties, Letters of Credit or Performance Credits:

          (a) Guarantee by Maidenform of the obligations of Maidenform International under a lease for space in the Shannon Industrial Estate.

          (b) Maidenform has agreed to provide a Bank Guarantee in the amount of $22,425.00, representing three months' rental for lots 51-54 leased from the Kingston Free Zone Company in Jamaica. This guarantee satisfies the security deposit requirement for these lots.

          (c)   Letter  of Credit in the amount of $100,000.00
          for   the  benefit  of  the  Bank  of  Ireland,   in
          connection with Customs and Excise Duty.

          (d) Letter of Credit in the amount of $868,180.00 for the benefit of Atlantic Mutual, in connection with Maidenform's workers' compensation insurance program.

          (e)   Letter  of Credit in the amount of $487,749.00
          for  the benefit of The Hartford, in connection with
          Maidenform's    workers'   compensation    insurance
          program.

          (f)   Letter  of Credit in the amount of  $80,000.00
          for the benefit of Corporate Health Administrators, in connection with Network Access under Maidenform's
          Self Insured Medical program.

          (g) Surety Bond in the amount of $50,000.00 in connection with Puerto Rican Excise Taxes.

          (h)   Surety  Bonds  in  the  amount  of  $50,000.00
          (Maidenform) and CDN12,000.00 (NCC) in connection with Canadian Excise Taxes.

          (i) Surety Bond in the amount of $58,810.00 for the benefit of the Jacksonville Electric Authority.

          (j) Surety Bond in the amount of $10,200.00 as required by the State of New York in connection with Game of Chance Performance Sweepstakes.

          (k) Surety Bond in the amount of $10,200.00 as required by the State of Florida in connection with Game of Chance Performance Sweepstakes.

          (l) Letter of Credit in the amount of $2,720,000.00 in connection with certain obligations of Bratex to Chase Manhattan Bank, N.A. in connection with the construction of a plant facility in the Dominican Republic. Maidenform engages Bratex as a contractor to manufacture products on behalf of Maidenform.

          (m) Letter of Credit in the amount of $453,948.00 issued by Marine Midland Bank in 1994 in connection with certain obligations of Bratex with respect to the construction of a plant facility in the Dominican Republic. Maidenform engages Bratex as a contractor to manufacture products on behalf of Maidenform.
          SUPPLEMENT TO EXHIBIT 4.5 TO LOAN AGREEMENT
                DATED AS OF APRIL 26, 1995 AND
 SUPPLEMENT TO PART 2.6(a) TO ANNEX 2 TO AMENDED AND RESTATED
          NOTE PURCHASE AGREEMENT DATED APRIL 1, 1995


Since April 26, 1995, the following pending litigation has been commenced or threatened against Borrowers:

XVI. Herzog, Heine, Geduld: On March 14, 1996, the Board of Directors of NCC received a letter from counsel to Herzog, Heine, Geduld, Inc. ("HHG"), the holder of 30,214 shares of common stock of NCC, pursuant to which HHG alleged that (1) Maidenform is operating NCC as a "de facto" subsidiary, and
     (2) the NCC Board of Directors and Maidenform have been violating their fiduciary duties to NCC minority stockholders. HHG sought disclosure of various financial information and a buyout of these shares by Maidenform.

     On May 30, 1996, HHG filed a summons and complaint against NCC, Triumph International Overseas, Ltd., Guenther Spiesshofer, Frank Magrone, Maidenform Worldwide, Inc. and Maidenform, Inc., alleging breach of fiduciary duties to the public stockholders of NCC, seeking compensatory damages in an amount to be determined at trial and requesting that such action be declared a class action on behalf of all public stockholders of NCC. Baer, Marks & Upham, counsel for the defendants, is in the process of preparing an answer to the complaint. The answer is due September 17, 1996.

2. Christine Alderman: On March 1, 1996, Maidenform received a letter from counsel for Christine Alderman (the "Alderman Letter"), a former Maidenform sales representative whose employment was terminated on December 31, 1995 as a result of a territory consolidation. The termination occurred approximately three months after Ms. Alderman gave birth to a child. The Alderman Letter alleges causes of action for promotional discrimination, pay disparity, sexual discrimination in the form of pregnancy discrimination, and denial of family leave. The Alderman Letter further alleges sexual harassment of other employees against a certain senior officer of Maidenform. Maidenform is in the process of investigating these claims, although it has thus far not been able to verify these allegations. The letter further demands settlement in the amount of $1,000,000.00. Maidenform believes that these allegations are entirely without merit, is continuing its investigation, and has attended a mediation of this matter which was unsuccessful in attempting to resolve Ms. Alderman's claims. Maidenform anticipates that Ms. Alderman will commence a lawsuit and is prepared to defend this claim vigorously through Paul Hastings Janofsky & Walker, Maidenform's California counsel.

3. Bill Janney: On October 24, 1995, NCC received a letter from counsel for Nathan W. ("Bill") Janney (the "Janney Letter"), a current NCC sales representative who has been employed by NCC for approximately 28 years. The Janney Letter alleges that, in 1994 and 1995, NCC wrongfully unilaterally reduced Mr. Janney's "guarantied" salary in violation of an agreement entered into between NCC and Mr. Janney in 1986 and that said agreement is therefore subject to rescission under California law. The Janney Letter further alleges that NCC reduced Mr. Janney's salary with the intent to force Mr. Janney (who is nearing retirement age) to leave NCC so that a younger person can be given Mr. Janney's territory. NCC responded to this letter by informing counsel that neither a written nor a verbal agreement exists relating to Mr. Janney's employment or his salary; that NCC never agreed to a "guarantied" salary; that Mr. Janney's salary was far in excess of those of his colleagues and was not supported by his sales volume; that NCC had treated Mr. Janney far more favorably than his colleagues for several years; and that, as a result, NCC reduced Mr. Janney's salary because it could no longer justify the costs of such a disproportionate salary given the level of sales volume in his territory. Counsel for Mr. Janney offered to settle this matter without resorting to litigation if NCC would agree to one of two proposals: (1) give Mr. Janney a four-year employment agreement at an annual base salary of $90,000.00 per annum, plus approximately $78,000 in back pay, or (2) Mr. Janney's employment would terminate and NCC would pay Mr. Janney severance equal to four year's pay at an annual rate of $90,000, plus approximately $78,000 in back pay. NCC informed counsel that these proposals were ridiculous, that their allegations were entirely without merit, and offered to settle this matter by giving Mr. Janney the ability to benefit from additional sales volume generated from the recent merger of The Broadway Stores into Federated Department Stores. Specifically, as a result of the merger, Mr. Janney's territory would more than double in projected sales volume. This, in turn, would afford Mr. Janney the opportunity to receive at least his pre-reduction salary while paying him in accordance with the same pay plan as his colleagues.

     On April 12, 1996, counsel for Mr. Janney commenced an action in Sonoma County,California for breach of contract and other related claims. NCC has retained Paul Hastings Janofsky & Walker in California to defend this claim and filed an answer on May 31, 1996.

4. David Blum: On August 2, 1995, Maidenform received a letter from counsel for David Blum (the "Blum Letter"), a former True Form sales representative whose employment was terminated on May 30, 1995 as a result of poor work performance. The Blum Letter alleges that Maidenform's termination of Mr. Blum violated the Civil Rights Act of 1964, as amended, by discriminating against Mr. Blum on account of his sex, male. The Blum Letter further alleges that the basis for this allegation is the fact that Mr. Blum, like most of True Form's sales force, was replaced by a woman at a lower salary. The Blum Letter demands the sum of $216,000.00, plus approximately $48,000.00 in past due commissions and expenses, as an appropriate settlement payment. Maidenform has responded to this letter by refuting the fact that True Form is engaged in a pattern of firing men to replace them with women at lower-paying salaries and has offered Mr. Blum a severance package, solely for the purpose of avoiding litigation and without admitting any wrongdoing, equal to $26,653.85, representing one-and-one-half weeks pay for each year of employment with True Form. Maidenform has also agreed to pay Mr. Blum approximately $6,000.00 for past due commissions which had been erroneously calculated for the calendar year 1994. On March 22, 1996, Mr. Blum received a Notice of Right to Sue from the Equal Employment Opportunity Commission of Miami, Florida.

     On July 15, 1996, Maidenform was served a copy of a summons and complaint filed by counsel for Mr. Blum in Broward County, Florida. The complaint seeks compensatory and punitive damages for alleged violations of Title VII of the Civil Rights Act of 1964, as amended, and the Florida Civil Rights Act of 1992, on the basis of sexual discrimination alleging that the plaintiff was dismissed from his employment because he is a male. Specifically, plaintiff has demanded the following relief: (a) lost wages and retroactive benefits and pay;
     (b)   front  pay;  (c)  damages,  both  compensatory  and
     punitive, including, but not limited to, damages for mental pain and suffering, anguish, injury to reputation, medical expenses and loss of capacity for the enjoyment of life; (d) injunctive relief ordering Maidenform to rehire plaintiff; and (e) awarding plaintiff his costs in this is action, including the reasonable attorney's fees. The complaint further alleges breach of contract seeking the sum of $6,263.69 in outstanding commissions. Maidenform has retained the Boca Raton, Florida office of Proskauer Rose Goetz & Mendelsohn to defend this claim, although it has agreed to pay the past due commissions which had been incorrectly calculated during the period from 1993 - 1995. An answer has been submitted on behalf of Maidenform.

5. Neal Conahan vs. Maidenform: On June 12, 1996, Maidenform received a letter from counsel for Neal
     Conahan (the "Conahan Letter"), a former Maidenform employee whose employment terminated on May 20, 1996. The Conahan Letter alleges that Mr. Conahan was "unlawfully terminated" by Maidenform and that his age (currently 66) was the cause for his termination. It is Maidenform's position that Mr. Conahan's failure to accept work assigned to him unless he received additional compensation or a guaranteed severance upon termination is deemed to constitute Mr. Conahan's resignation from the company. Maidenform is in the process of preparing a response to the Conahan Letter.

     On July 11, 1996, a telephone hearing was held by the Department of Labor ("DOL") with respect to the receipt of unemployment benefits by Mr. Conahan. As a result of such hearing, the DOL appeals examiner concluded that Mr. Conahan "is disqualified for benefits under N.J.S.A. 43:21-5(b), as of 5/19/96 through 6/29/96 as he was discharged for misconduct connected with the work." Mr. Conahan is presently appealing the DOL's decision.

6. JT Distribution SARL v. Maidenform Inc.: On August 1, 1996, JT Distribution SARL ("JT"), a former sales representative of Maidenform in France commenced an action before the Commercial Court (Tribunal de Commerce) of Chambery, France. JT had represented Maidenform's products in France on a commission basis for approximately one year. In January 1996, Maidenform terminated its relationship with JT. JT is now claiming that it acted in a capacity of a commercial agent for Maidenform and, accordingly, is entitled to compensation equal to two years commissions as a result of the termination, as well as certain commissions owed for orders placed in 1995 and 1996, aggregating 888,579.14
     French Francs (Approximately (US $180,000). Maidenform has been advised by French counsel that JT acted as "courtier" rather than a commercial agent and that two years commissions is not payable to a courtier in connection with a termination. Maidenform intends to vigorously defend this claim.

7. Miriam Rodriguez Nazario v. Maidenform: On November 14, 1995, Miriam Rodriguez Nazario, a former Maidenform employee whose employment was terminated on November 11, 1994 as a result of technological advances, filed a complaint in Court in Mayaguez, Puerto Rico alleging discriminatory dismissal on the basis of age under Law 100 of June 30, 1959 and demanding front and back payment of salaries, plus damages and attorneys fees, totaling $104,412.00. Ms. Rodriguez was an office worker in Maidenform's plant in Ricon, Puerto Rico and was dismissed for the same reason Ms. Caraballo was dismissed, as described in paragraph 8 below. Specifically, she was notified in June 1994 that the office computer system would be updated and that all of the office workers would receive training and an objective test to determine who would remain with the company. Her test results were the lowest of the employees tested in the Rincon facility and, as a result, her employment was terminated. Maidenform continues to vigorously defend this claim through Goldman Antonetti & Cordova, Maidenform's Puerto Rican counsel.

8. Juanita Caraballo Carrau v. Maidenform: On June 21, 1995, Juanita Caraballo, a former Maidenform employee whose employment was terminated on October 7, 1994 as a result of technological advances, filed a complaint in Court in Mayaguez, Puerto Rico alleging that the real reason she was terminated was because she had reported an injury to the State Insurance Fund. Her complaint claims damages in the amount of $30,000.00 plus back pay since the date she was terminated. Ms. Caraballo was an office worker in Maidenform's plant in Anasco, Puerto Rico. In June 1994, Maidenform distributed a memo to office workers in its plants in Anasco, and Rincon, Puerto Rico informing them that it is in the process of implementing a computer system at those two facilities, the result of which would be the need to reduce the office staff. The memo explained that rather than determining on the basis of seniority who would remain with the company to work on the new computer system, all office workers would be trained on the computers, their skills would be tested on an objective basis, and the employees who scored the highest would remain at Maidenform. Shortly before this decision was made, Ms. Caraballo had been out of work due to a disability, which she reported to the State Insurance Fund. Upon her return, she was trained on the computer and tested. Ms. Caraballo's test results were the lowest in her office and, as a result, her employment was terminated. On October 12, 1995, Ms. Caraballo filed an amendment to the complaint pursuant to which she added an additional claim of discrimination on the basis of age under Law 100 of June 30, 1959. Said law provides a remedy of double award as compensation for damages if plaintiff's allegations are proven against the employer. Maidenform continues to vigorously defend this claim through Goldman Antonetti & Cordova, Maidenform's Puerto Rican counsel.

9. Myriam Rodriguez v. Maidenform: On May 22, 1995, Maidenform received a letter from counsel to Myriam Rodriguez (the "Rodriguez I Letter"), a former Maidenform employee whose employment was terminated on June 17, 1994 as a result of the elimination of her job position. Ms. Rodriguez was responsible for training supervisory personnel at Maidenform's plants in the Caribbean. Ms. Rodriguez was pregnant at the time of her dismissal, although this fact was not known by Company management at the time it made its decision to eliminate her job position. The Rodriguez I Letter demands settlement in the amount of $208,000.00. Maidenform responded to the Rodriguez I Letter by informing counsel that her termination was not related to her pregnancy and that her employment position was truly eliminated as the company no longer employs someone to perform her prior job functions. On August 28, 1995, Ms. Rodriguez filed a claim alleging pregnancy discrimination before the Department of Labor and Human Resources in Puerto Rico ("PRDOL"), pursuant to which Ms. Rodriguez requests reinstatement, back pay, and other damages in the total amount of $600,000.00. Through hearings before the
     PRDOL, Ms. Rodriguez offered to settle this claim for $100,000.00. Maidenform is in the process of counter-offering to settle this mater for a nominal sum, such as $5,000.00. In the event that this matter cannot be settled for a nominal sum, Maidenform will continue to defend this claim through Goldman Antonetti & Cordova, Maidenform's Puerto Rican Counsel.

10. Coolbaugh v. Maidenform, et al: On December 30, 1992, Nancy Coolbaugh, an individual, filed a summons and complaint against Maidenform and certain unrelated parties, for injuries suffered while wearing a Maidenform bra. Plaintiff alleges that Maidenform recklessly, carelessly and/or negligently designed, manufactured, assembled, inspected, tested, distributed, sold and/or delivered the subject brassiere; that Maidenform is strictly liable in tort to the plaintiff because the brassiere was defective and not fit, safe or suitable for its intended purpose; that Maidenform is strictly liable in tort to plaintiff because it breached express and/or implied warranties in that the brassiere was not of merchantable quality and not fit safe or suitable for the purpose for which it was designed. During a court ordered settlement conference, plaintiff's attorney made a settlement demand of $325,000.00. Maidenform does not believe that its product caused plaintiff's injuries and continues to vigorously defend this claim. The parties are in the process of discovery. Maidenform has been informed by its insurance company that no coverage exists for allegations involving breach of expressed and implied warranties. Maidenform has obtained the advice of separate counsel to assure effective representation with regard to these issues.

11. Sterling Winthrop, Inc. v. Maidenform, Superior Restaurant Equipment Corporation, Champion Industries, Inc. and John Doe Nos. 1 and 2, individuals and/or corporations as yet unidentified: Sterling Winthrop has commenced an action against Maidenform and certain other defendants in connection with certain water damage resulting from a leak of Maidenform's dishwasher on
     September 8, 1990. The dishwasher was located at Maidenform's corporate offices at 90 Park Avenue, New York, New York. This claim is covered by insurance. The parties are still in the process of discovery.

12. Woodquay Finance & Leasing Company Limited ("Woodquay") has commenced an action in Galway Circuit Court, in Galway, Ireland, against International claiming that International owes to Woodquay payment of approximately 11,000 English Pounds as a result of damages allegedly caused by International to Woodquay's trade fixtures and fittings when International took possession of certain leased property in Galway, Ireland in which International currently operates a retail store.

13. Miller & Miller Consulting Actuaries, Inc.: NCC, The NCC Industries, Inc. Defined Benefit Pension Plan and the trustees of such plan have been named as parties to a suit brought by Miller & Miller Consulting Actuaries, Inc., a firm engaged to perform actuarial services for NCC for the NCC Defined Benefit Pension Plan, in Supreme Court, County of Westchester. The total amount of this claims is $94,315.20, plus legal costs, disbursements and interest from January 1, 1987.

14. Lehrer v. Goldman, et al: NCC has been named as a third party defendant to a lawsuit brought by Flora Lehrer, an NCC employee, for personal injuries suffered while on the premises located at 475 Park Avenue South, New York, New York. This claim is covered by NCC's insurance.

15.  EEOC  Claims:   Maidenform is  a  party  to  various  EEO
     claims, all of which it is defending vigorously.

16. Threatened or Potential Claims: Maidenform has knowledge of the following threatened or potential claims:

          (a) In late 1994, a Vice President of Maidenform, while driving a company-leased car, was involved in a car accident with another vehicle. The driver of the other vehicle has made verbal claims that he was injured in such accident, but no formal threat or claim for damages has yet been made. Buyer cannot predict the extent of injuries or the amount of a claim, if any.

          (b) Gayla Phillips, a former Maidenform employee who worked at the Jacksonville Distribution Center died on December 12, 1994 as a result of an overdose from morphine patch prescribed by her workers' compensation physician. No claim or action has been threatened.

          (c) Miscellaneous non-material potential product liability claims which are being handled through Maidenform's insurance carrier.

          (d) Rudi Scheidt: Since May 1995 through March 1996, NCC and Maidenform had received telephone calls and threatening correspondence from Rudi Scheidt and his counsel claiming breach of fiduciary duties and threatening a class action lawsuit in connection with Maidenform's purchase of NCC. Mr. Scheidt is the holder of approximately 60,000 shares of common stock of NCC. On or about March 15, 1996, before any covenant restrictions existed or were proposed, in order to avoid the commencement of a lawsuit by Mr. Scheidt, Maidenform entered into an agreement with Mr. Scheidt pursuant to which Maidenform agreed to purchase Mr. Scheidt's shares in installments. Installment purchases in the aggregate of $810,000 will be due to be made in equal amounts on the 15th of October, November and December of 1996. No claim or action has been threatened.
     SUPPLEMENT TO PART 2.17(b)* TO ANNEX 2 TO AMENDED AND RESTATED NOTE PURCHASE AGREEMENT DATED APRIL 1, 1995

         CERTAIN TRANSACTIONS SINCE DECEMBER 31, 1994


            See Part 2.2(d) to Annex 2, as amended





* Note that text reference states "2.16(b)"

  SUPPLEMENT TO SCHEDULE A TO EXHIBIT 5.14 TO LOAN AGREEMENT
                DATED AS OF APRIL 26, 1995 AND
  SUPPLEMENT TO PART 6.11 TO ANNEX 2 TO AMENDED AND RESTATED
          NOTE PURCHASE AGREEMENT DATED APRIL 1, 1995


1. Each of Maidenform and NCC are the holders of those shares of stock set forth below, which represent interests in Account Debtors received in connection with the bankruptcy reorganizations effectuated by certain of their respective customers.


     Issuer                       Number of   Stockholder
                                     Shares
     City Stores Company                183    Maidenform
     Richard Gordman                  2,764    Maidenform
     1/2 Price Stores,                5,749    Maidenform
     Inc.
     Unishops                            15    Maidenform
     WCI Holdings                         1    Maidenform
     Corporation
     Federated Department               533    Maidenform
     Stores
     Marietta Packing                  1711  NCC Industries
                                                        EXHIBIT A

             AMENDMENTS TO ORIGINAL NOTE AGREEMENT


     XVII.          Amendment to Section 1.2.  Section 1.2 of the
Original Note Agreement is hereby amended by adding at the end thereof a new paragraph which shall read in its entirety as follows:

           "Notwithstanding the foregoing provisions  of  this
     Section 1.2, on and after September 11, 1996:

                (a) the Notes shall be amended in the manner provided in Section XI of the Second Amendment, and all references herein to a "Note" or the "Notes" shall be deemed to refer to such Note or Notes as so amended;

                (b) on and after September 11, 1996, each Note
     (i) shall bear interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance thereof until the principal amount thereof shall become due and payable, at the rate of eleven and twenty-five one-hundredths percent (11.25%) per annum, monthly on the last day of each month in each year commencing on September 30, 1996; and (ii) shall bear interest, payable on demand, on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law) on any overdue installment of interest at a rate equal to the lesser of (a) the highest rate allowed by applicable law and (b) thirteen and twenty-five one-hundredths percent (13.25%) per annum."

     XVIII.         Amendment to Section 6.15.  Section 6.15 of the
Existing Note Agreement is hereby amended in its entirety to read as follows:

               "6.15     Debt Incurrence.

           The Companies will not, at any time, incur any Debt other than the Notes, the Coleman Note, the Bank Term Loan, the Second Bank Term Loan, Debt not to exceed One Hundred Twenty Million Dollars ($120,000,000) in principal amount outstanding under the Bank Revolver, Debt secured by Capital Leases allowed by Section 6.5(a)(vi), Debt secured by purchase money Liens allowed by Section 6.5(a)(vii) and Debt outstanding on the Effective Date and listed on Part 2.2(d) of Annex 2. Nothing in this Section 6.15 shall be deemed to excuse compliance with any other covenant or provision of this Agreement."

     XIX.      Amendment to Section 6.24.  Section 6.24 of the
Original Note Agreement is hereby amended in its entirety to read as follows:

                "6.24      Amendments to Bank Loan  Agreement;
          Coleman Note.

                     (a)   Bank Loan Agreement.  The Companies
          shall not enter into any amendment to the Bank Loan Agreement the effect of which is to (i) increase the interest or other amounts (other than increased amounts specifically allowed by Section 6.24(a)) payable thereunder, (ii) increase the principal amount of the Bank Term Loan, (iii) increase the "Commitment" as defined in the Bank Loan Agreement from the level of the Commitment in effect immediately prior to such proposed amendment, (iv) decrease the Commitment (other than decreases specifically contemplated by Section 2.1 of the Bank Loan Agreement as in effect as of September 11,
          1996),  (v)  accelerate  the  payment  schedule  for
          principal or interest due under the Bank Loan Agreement, (vi) accelerate the maturity date thereof or create a security interest in connection therewith (other than in favor of the Collateral Agent), in each case unless agreed to in writing by the Required Holders.

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

                                (ii)  while  there  exists   a
               Default or an Event of Default, or

                               (iii)     prior to January  17,
               1997."

     XX.        Amendment to Section 9.1.  Section 9.1 of  the
Original Note Agreement is hereby amended to add, in its proper alphabetical order, the following definition:

           "Second Amendment" -- means the Second Amendment to
     Note Purchase Agreement, dated as of September 11, 1996, among each of the Companies and the Purchasers."
                                                        EXHIBIT B

                       AMENDMENT TO NOTES


      The first paragraph of each of the Notes is hereby amended in its entirety to read as follows:

            "MAIDENFORM   WORLDWIDE,  INC.  ("Worldwide"),   a
     Delaware  corporation,  MAIDENFORM,  INC.,  a  New   York
     corporation, BETEX, S.A., a Costa Rican corporation, CREACIONES TEXTILES DE MERIDA, S.A. DE C.V., a Mexican corporation, ELIZABETH NEEDLE CRAFT, INC., a New York
     corporation,  JAMAICA  NEEDLECRAFT,  LTD.,   a   Jamaican
     corporation, MAIDENFORM INTERNATIONAL, LTD., a  New  York
     corporation,  NICHOLAS  NEEDLECRAFT,  INC.,  a  New  York
     corporation,   NCC   INDUSTRIES,   INC.,    a    Delaware
     corporation, and CRESCENT INDUSTRIES, INC., a Delaware corporation (collectively, together with Worldwide, the "Companies"), for value received, hereby jointly and
     severally        promise        to         pay         to
     or    registered   assigns   the   principal    sum    of
     DOLLARS  ($           ) on September 3, 2003 and  to  pay
     interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance thereof (i) from the date of this Note through September 10, 1996, at the rate of ten and seventy-five one-hundredths percent (10.75%) per annum, quarterly on the last day of each December, March, June and September in each year, commencing on the later of June 30, 1995 and the payment date next succeeding the date hereof, and
     (ii) on and after September 11, 1996 until the principal amount hereof shall become due and payable, at the rate of eleven and twenty-five one-hundredths percent (11.25%) per annum, monthly on the last day of each month in each year commencing on September 30, 1996; and to pay interest on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law) on any overdue installment of interest (i) from the date of this Note through September 10, 1996, at a rate equal to the lesser of (a) the highest rate allowed by applicable law and (b) twelve and seventy-five one-hundredths percent (12.75%) per annum, and (ii) on and after September 11, 1996, at a rate equal to the lesser of (x) the highest rate allowed by applicable law and (y) thirteen and twenty-five one-hundredths percent (13.25%) per annum."
                                                        EXHIBIT C

          COMBINED FORM OF OPINIONS OF COMPANY COUNSEL






                                   September 11, 1996




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

Ladies and Gentlemen:

      Reference is made to (i) the separate Amended and Restated Note Purchase Agreements, each dated as of April 1, 1995 (collectively, as amended by the Amendment Agreement dated as of March 29, 1996, the "Restated Note Agreement"), between the Companies and each of the purchasers listed on Annex I thereto (the "Purchasers"), which provide, among other things, for the issuance by the Companies of their joint and several 10.75% Senior Notes due September 30, 2003, in the aggregate principal amount of Thirty Million Dollars ($30,000,000), and (ii) that certain Second Amendment to Note Purchase Agreement, dated of even date herewith, amending the Restated Note Agreement (the "Amendment Agreement"). The capitalized terms used herein and not defined herein have the meanings specified by the Restated Note Agreement as amended by the Amendment Agreement.

      We  have  acted  as  special  counsel  to  the  Domestic
Companies in connection with the transactions contemplated by the Amendment Agreement. This opinion is being delivered pursuant to Section F of the Amendment Agreement.

     In acting as such counsel, we have examined:

          1.        the Restated Note Agreement;

          2.        the Amendment Agreement;

          3. the bylaws of each of the Domestic Companies, the records of proceedings of the board of directors of each of the Domestic Companies that we have deemed relevant for the purposes of rendering the opinions expressed herein and a certified copy of the articles of incorporation of each of the Domestic Companies, as in effect on the date hereof;

          4. the Amended and Restated Intercreditor Agreement of even date herewith among the Purchasers and the parties to the Bank Loan Agreement (including the Companies) (the "Restated
     Intercreditor Agreement");

          5. the Forbearance Agreement of even date herewith among the parties to the Restated Intercreditor Agreement (the "Forbearance Agreement"); and

          6. originals, or copies certified or otherwise identified to our satisfaction, of such other documents, records, instruments and certificates of public officials as we have deemed necessary or appropriate to enable us to render this opinion.

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

      Based upon and subject to the foregoing, and subject to the limitations, qualifications and exceptions set forth below, we are of the following opinions:

     XXI. Each of the Domestic Companies is a corporation duly incorporated and validly existing under the laws of its state of incorporation, and, based solely on certificates of good standing of recent date issued by the Secretary of State of its  state of incorporation, is in good standing in its  state
of  incorporation.   Each of the Domestic  Companies  has  all
requisite corporate power and authority to carry on its business and own its Property.

     XXII. Each of the Domestic Companies has the requisite corporate power and authority to execute and deliver the Amendment Agreement, the Restated Intercreditor Agreement and the Forbearance Agreement and to perform its obligations set forth in the Amendment Agreement, the Restated Intercreditor Agreement and the Forbearance Agreement.

     XXIII.         The execution of the Amendment Agreement, the
Restated Intercreditor Agreement and the Forbearance Agreement has been duly authorized by all necessary corporate action on the part of each of the Domestic Companies, and the Amendment
Agreement,  the  Restated  Intercreditor  Agreement  and   the
Forbearance Agreement have been executed and delivered by duly authorized officers of each of the Domestic Companies.

     XXIV.          Each of the Amendment Agreement, the Restated
Intercreditor   Agreement   and  the   Forbearance   Agreement
constitutes a legal, valid and binding obligation of the Domestic Companies, enforceable against each of the Domestic Companies in accordance with its terms except that the validity and enforceability of the rights and remedies set forth therein are subject to

            (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and similar laws affecting the enforcement of creditors' rights and remedies generally; and
          (b) the application of principles of equity whether in an action at law or a proceeding in equity. The foregoing does not constitute an opinion as to the priority of any security interests in favor of the Collateral Agent or the Noteholders referred to in the Amendment Agreement, the Restated Intercreditor Agreement or the Forbearance Agreement.

      Our opinions herein are further subject to the following limitations:

           (i) We express no opinion as to the enforceability of any waiver of any constitutional right or other right to notice or a hearing contained in the Amendment Agreement, the Restated Intercreditor Agreement or the Forbearance Agreement.

          (ii) We express no opinion as to the solvency of any of the Companies and have assumed for the purposes of rendering this opinion that the execution, delivery and performance by the Borrowers of their respective obligations under the Amendment Agreement, the Restated Intercreditor Agreement and the Forbearance Agreement will not render any of the Companies insolvent.

          (iii) Enforceability of the Amendment Agreement, the Restated Intercreditor Agreement and the Forbearance Agreement may be limited to the extent that the Noteholders and the Collateral Agent are determined not to have acted in good faith and in a commercially reasonable manner or to the extent that enforcement would be unreasonable under the then-existing circumstances and public policy considerations may limit the rights of the Noteholders and the Collateral Agent to obtain certain rights and remedies and to indemnification.

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