Form 10-K/A
period 1995-12-31
NCC INDUSTRIES INC
filed 1996-11-22
CIK 70855

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

Registrant's various products and styles of products)

resulted in a decrease in the average revenue per unit

sold of less than 1% in 1995 over 1994 and a 2% increase

of the average revenue per unit sold in 1994 over 1993.
,\R>
     Gross margin decreased to $28,185,000 for the year

ended December 31, 1995 from $32,539,000 in 1994 and

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










































