Form 10-Q/A
period 1996-09-28
NCC INDUSTRIES INC
filed 1996-12-03
CIK 70855

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


                                  -3-

                       NCC INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                       Three Months Ended                   Nine Months Ended
                                   September 28,  September 30,     September 28,      September 30,
                                     1996            1995                1996       1995
STATEMENTS OF INCOME
Net Sales                          $ 27,338,660   $ 30,671,583   $ 78,139,022     $  92,542,402

Cost and expenses
  Cost of sales                           26,442,218     22,414,449  65,689,750        69,606,508
  Shipping, selling, general
    and administrative expenses            6,469,865      6,852,130   18,681,672      18,314,430
  Interest expense                           548,748        552,121      l,405,762    1,405,427
                                          33,460,831     29,818,700     85,777,184    89,326,365


Income (loss) before taxes                (6,122,171)       852,883     (7,638,162)        3,216,037


Income taxes (benefit)                    (1,980,700)       87,297      (2,445,677)           735,479


Net Income (loss)                        ($4,141,471)    $  765,586  ($5,192,485)      $2,480,558

Income (loss) per common share             ($.95)             $.18          ($1.19)        $.57

Weighted average shares used in
 computing per share amounts               4,375,492      4,375,492      4,375,492     4,375,492





                                       -4-

                                 Three Months Ended                 Nine Months Ended
                                   September 28,  September 30,  September 28,    September 30,
                                       1996          1995                 1996       1995

STATEMENTS OF RETAINED EARNINGS
Retained earnings, beginning              $30,594,382    $30,609,704       $31,645,396     $28,894,732

Net income (loss)                         ( 4,141,471)       765,586       (   5,192,485)        2,480,558

Retained earnings, ending                 $26,452,911    $31,375,290       $26,452,911     $31,375,290
























                       See notes to financial statements.

                                       -5-

                NCC INDUSTRIES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine months Ended
                                                                 September 28,       September 30,
                                                                      1996              1995
Cash flows from operating activities
     Net income (loss)                                           $(5,192,485)   $2,480,558

     Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities
      Depreciation                                                  1,128,793    1,138,783
      Amortization                                                     12,742    15,148
      Provision for losses on accounts receivable                      90,000              81,000
      Loss from retirement of equipment                               225,134             17,449
      Loss on impaired assets identified for disposal                 477,591              -
     Net change in operating assets and liabilities
      (Increase) decrease in accounts receivables                   1,811,483          294,904
      (Increase) decrease in inventory                              5,970,628      ( 8,715,038)
      Increase (decrease) in accounts
        payable and accrued expenses                                ( 547,150)   10,762,594
      (Increase) decrease in other assets                             258,744            294,713
       Increase (decrease)in other liabilities                        598,011            254,712
       (Increase) decrease in other current assets                 (2,922,041)    (   810,491)
       Increase (decrease) in due to affiliates                    (2,075,101)      2,113,214

      Net cash provided by (used in )operating activities          (  163,651)    7,927,546

 Cash flows from investing activities

     Purchase of plant & equipment                                   (107,554)   (  493,974)
     Proceeds from sales of investments                               671,382             -
     Net cash used in investing activities                            563,828         (  493,974)



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

     Working capital was $28,371,000 at September 28, 1996 as compared to $31,673,000 at December 31, 1995. While Registrant and its parent have credit facilities of $220,000,000, the available lines of credit were virtually all utilized at the time of filing. At June 29, 1996, the Maidenform Group was in default of certain financial and other covenants under such credit facilities. Notwithstanding such defaults, such lenders continued to provide funding to the Maidenform Group under such credit facilities. The Maidenform Group subsequently reached an agreement with its lenders which provides financing through the end of the year and includes a waiver of all defaults and less restrictive covenants. However, in the event of a default by Registrant or any other member of the Maidenform Group, these lenders can demand repayment of all amounts outstanding and assert their rights as secured creditors, which security interest includes substantially all of the assets of Registrant and the other members of the Maidenform Group. During 1996, payments by the Maidenform Group to its vendors and suppliers have been extended as a result of discussions with its vendors. Registrant's management believes that the Maidenform Group's line of credit and debt capacity under the revolving credit facility, together with vendor support, cash flow from operations, and additional availability under its lines of credit, are adequate to meet its anticipated operating needs through the second quarter of 1997. The Registrant and the other members of the Maidenform Group are currently in discussions with its lenders about obtaining additional availability under its line of credit and extension of duration into the second quarter of 1997, which Registrant's Management expects to conclude these negotiations during November 1996.. Although there can be no assurance that such additional availability will be granted, Registrant's management believes it can obtain such additional availability. In the event of any material adverse change in vendor support, Registrant's anticipated sales for 1996, or the discussions with its lenders, Registrant's liquidity would be adversely affected.

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

      Bank Agreements

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