Form 10-Q/A
period 1996-09-28
NCC INDUSTRIES INC
filed 1997-01-06
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
			     Washington D.C.  20549


(MARK ONE)				FORM 10-Q/A3

    X     		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934
			For the Quarterly period ended September 30, 1995


_________		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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




[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               SEP-28-1996
[CASH]                                         680,375
[SECURITIES]                                         0
[RECEIVABLES]                               13,937,189
[ALLOWANCES]                                         0
[INVENTORY]                                 39,049,849
[CURRENT-ASSETS]                            58,962,094
[PP&E]                                       8,431,665
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                              67,707,017
[CURRENT-LIABILITIES]                       30,590,603
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     4,866,841
[OTHER-SE]                                  28,515,191
[TOTAL-LIABILITY-AND-EQUITY]                67,707,017
[SALES]                                     78,139,022
[TOTAL-REVENUES]                            78,139,022
[CGS]                                       65,689,750
[TOTAL-COSTS]                               84,371,422
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           1,405,762
[INCOME-PRETAX]                            (7,638,162)
[INCOME-TAX]                               (2,445,677)
[INCOME-CONTINUING]                        (5,192,485)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (5,192,485)
[EPS-PRIMARY]                                   (1.19)
[EPS-DILUTED]                                   (1.19)