Form 10-K405
period 1996-12-31
NCC INDUSTRIES INC
filed 1997-04-15
CIK 70855

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K

    ( MARK ONE )
          X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------------        SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1996

                                       OR

    ------------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from       to
                                                       ------   -------

                               Commission file No. 0-3305
                                NCC INDUSTRIES, INC.
-------------------------------------------------------------------------------
                        (Exact name of Registrant as specified in its charter)


           Delaware                                     62-0643336
--------------------------------                   ---------------------
(State or other jurisdiction of                     ( I.R.S. Employer
 incorporation or organization)                       Identification No.)

 165 Main Street, Cortland, New York                    13045-5428
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     607-756-2841
                                                        ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
              Title of each class                     on which registered
              -------------------                     ---------------------
                     NONE                                      None


Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $1.00 par value per share
                             ---------------------------------------
                                       (Title of Class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
l0-K or any amendment to this Form 10-K.   X
                                         -----

         The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 27, 1997 was $1,059,568

         At March 27, 1997, there were outstanding 4,375,492 shares of Registrant's Common Stock, par value $1.00 per share.

Documents Incorporated by Reference: None

The Exhibit Index is on page 49

                                     PART I

Item 1.  Businesses

General

    NCC Industries, Inc. (hereinafter referred to as "Registrant") is engaged in the foundation garment business, which consists of the design, manufacture and sale of brassieres, panties and girdles.

    On April 26, 1995, Maidenform Worldwide, Inc. ("Worldwide") acquired approximately 92.4% of the common stock of Registrant from Triumph International Overseas, Limited, a Liechtenstein corporation ("Triumph"), Guenther Spiesshofer, a former officer and director of Registrant ("Spiesshofer"), and Frank Magrone, a former officer of Registrant ("Magrone") (the "Acquisition"). Following the closing of this Acquisition, Worldwide contributed all of the purchased shares of Registrant's common stock to Maidenform, Inc. ("Maidenform"), a wholly owned subsidiary of Worldwide. Simultaneously Triumph purchased, along with Mr. Magrone, approximately 28% of the outstanding shares of Class A common stock of Worldwide and, therefore, Triumph remains a related party to Registrant.

    On March 25, 1997, Worldwide announced that they had signed a letter of intent for VF Corporation to acquire 100% of the outstanding stock of Worldwide. On April 10, 1997, Worldwide and VF Corporation announced that they had mutually agreed to terminate discussions concerning the proposed sale of Worldwide.

Products

    Certain information relating to the Registrant's revenues from sales of brassieres and panties and girdles during the years ended December 31, 1996, 1995 and 1994 were as follows:


                                                          YEAR ENDED DECEMBER 31
                                  ------------------------------------------------------------------------------------
                                             1996                         1995                          1994
                                  --------------------------  ---------------------------  ---------------------------
                                       NET         PERCENT         NET          PERCENT         NET          PERCENT
                                      SALES       OF SALES        SALES        OF SALES        SALES        OF SALES
                                  -------------  -----------  --------------  -----------  --------------  -----------
Brassieres......................  $  93,989,326        94.2%  $  116,221,240        92.2%  $  117,793,706        92.0%
Panties and Girdles.............      5,805,760         5.8%       9,766,086         7.8%      10,248,716         8.0%
                                  -------------       -----   --------------       -----   --------------       -----
                                  $  99,795,086       100.0%  $  125,987,326       100.0%  $  128,042,422       100.0%
                                  -------------       -----   --------------       -----   --------------       -----
                                  -------------       -----   --------------       -----   --------------       -----

                                      2

Sales

    Most of the items offered for sale by Registrant are moderately priced, but Registrant offers some budget priced and higher priced items for sale. Sales are made to department, specialty, discount and chain stores throughout the United States.

    Registrant owns the following trademarks: "Lilyette," "Minimizer," and "Reflections." Prior to 1996, Registrant manufactured brassieres as a contractor under the trademark "Bill Blass" for Walmart, Inc. ("Walmart"). The Registrant's "Bill Blass" program, which represented approximately 14% of Registrant's total sales in 1995, was terminated in 1996. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.") Registrant holds a nonexclusive license to manufacture brassieres under the trademark "Revlon". This agreement expires by its terms on December 31, 1997. Registrant holds no other trademarks, patents, licenses, franchises or concessions which it deems material. During 1996, approximately 56% of Registrant's total sales were made under Registrant's trademarks (as compared to 63% in 1995 and 61% in 1994), and substantially all of the balance of Registrant's sales were made either under customers' names or as unbranded merchandise. Sales of Registrant's trademarked products are made by 26 sales persons who are employees of Maidenform, Registrant's controlling shareholder, and by five independent regional sales representatives. Maidenform charges Registrant an allocable share of the related to costs incurred by those personnel in selling Registrant's brands. Sales of Registrant's unbranded and customers' named merchandise are handled by account executives of Registrant. During 1996, approximately 6% of Registrant's total sales were made to Walmart (as compared to 14% in 1995 and 18% in 1994), approximately 16% of the total sales were made to J.C. Penney Company, Inc. ("Penney") (as compared to 16% in 1995 and 17% in 1994), approximately 7% of the total sales were made to Mast Industries, Inc. ("Mast") (as compared to 4% in 1995 and 10% in 1994) and approximately 9% of total sales were made to Mervyn's Department Stores, Inc.

("Mervyn's)(as compared to 11% in 1995 and 9% in 1994). Registrant does not have any written contracts or agreements with Walmart, Penney, Mast, or Mervyn's with respect to purchase of merchandise other than standard purchase orders. Mast ceased purchase of Registrant's products in the first quarter of 1997. Registrant is currently negotiating with Mast concerning the remaining inventory and its disposition. Registrant has reserved, as of December 31, 1996, approximately $1,700,000, which represents the entire loss of this inventory. Although Registrant has made substantial sales to Penney and Mervyn's for a period in excess of 25 years, and to Walmart since 1990, there can be no assurance that Penney, Mervyn's and Walmart will continue to purchase Registrant's products in the future. The loss of any of Penney, Walmart, or Mervyn's as a customer, or a substantial decrease in their purchases of Registrant's products, would have a materially adverse effect on Registrant's business. Registrant does not engage in significant sales in foreign markets.


    As in the past, marketing efforts by Registrant during 1996 involved mainly catalog and newspaper advertising of its products, including cooperative advertising.


Manufacturing Facilities and Purchases of Finished Goods

    Historically, the Registrant has manufactured garments in its manufacturing facilities in Cortland, New York and Puerto Rico. In August 1996, Registrant closed two leased Puerto Rican manufacturing facilities. Registrant transferred all equipment from these facilities to Maidenform at net book value for use at other locations. (See "Item 13. Certain Relationships and Related Transactions.") The leases on these facilities, which have combined annual rental of approximately $100,000, do not expire until 1999 and 2003. Registrant's management has estimated the total expected cost of the closure to be $1,414,500 and has recorded a liability of this amount in 1996. The Company does not anticipate that it will record any future liability from the closure. In November 1996, Registrant ceased manufacturing garments and closed its manufacturing facility in Cortland, New York. Registrant now purchases garments and labor from Maidenform and certain of its affiliates, Triumph and certain of its affiliates, and independent contractors.


    Registrant utilizes certain manufacturing facilities of Maidenform, Triumph and certain of Maidenform's affiliates in the Caribbean, Mexico and Central America, and Triumph's affiliates in the Far East and South America (see "Item 13. Certain Relationships and Related Transactions"). In addition, Registrant utilizes independent sewing contractors located in the United States, the Dominican Republic, El Salvador and Colombia. During 1994 and 1995, Registrant significantly expanded its relationship with an independent sewing contractor in the Dominican Republic. Between 1992 and 1995, Registrant provided loans to such contractor in the aggregate principal amount of $1,950,000 to finance the expansion of the contractor's facilities to accommodate increased demand by Registrant. The principal amount of such loans, together with interest at the prime rate, is repayable to Registrant with each shipment of finished products to Registrant. A predetermined amount per garment is deducted from such contractor's invoice and applied first to interest income, and second to the principal balance of the total. At December 31, 1996, the outstanding principal balance of the loan was $403,974. With regard to Registrant's utilization of Maidenform's manufacturing facilities or those of independent contractors, Registrant purchases raw materials for delivery to Maidenform's cutting facility in Jacksonville, Florida, which then cuts the material and ships such cut materials to any of its Maidenform's affiliates, licensees or contractors for assembly. In addition, Registrant purchases finished goods from Triumph and its affiliates, most of which are manufactured in the Far East. The Registrant's foreign manufacturing sources are subject to the risks of doing business abroad, including increased transit time due to documentation and customs clearance requirements, import controls, trade barriers (including quotas), restrictions on the transfer of funds, burdens of complying with foreign laws as well as political and economic instability, in the countries in which its goods are produced.

    Registrant's closed its leased manufacturing facilities in order to obtain more favorable product pricing as a result of manufacturing efficiencies resulting from the integration of operations of Registrant with Maidenform. Registrant and Maidenform are in the process of formalizing a definitive agreement which reflects these arrangements, which Registrant believes are on terms no less favorable to it than terms available from non-affiliated, third parties. Both parties believe that the utilization of Maidenform's facilities, outside contractors and plant production provides Registrant with a competitive product cost.

Sources of Raw Materials and Finished Goods

    Registrant purchases its raw materials from various domestic suppliers. To date, raw materials have been readily available from a number of suppliers and it has not been necessary for Registrant to maintain a substantial inventory in order to fill orders. Three suppliers accounted for approximately 25% of the raw materials used by Registrant in 1996; however, Registrant believes adequate alternative sources are available for its raw materials needs.

    Registrant has experienced long lead times in obtaining merchandise from the Far East and South America. As a result, Registrant carries higher inventories of finished goods to meet its shipment obligations to customers. Registrant believes that its practices with respect to working capital items are consistent with industry practices of companies whose manner of production, shipment levels or manufacturing sites, as the case may be, are similar to Registrant's.

Backlog

    Registrant's management estimates the dollar amounts of backlogs of unfilled orders as of December 31, 1996 and December 31, 1995 were $13,084,000 and $9,719,000, respectively. Registrant's management believes that all orders received and unfilled as of December 31, 1996 are firm; however, Registrant recently has experienced difficulties in obtaining materials required to fill customer orders on a timely basis and, as a result, a significant amount certain of Registrant's backlogged orders have been cancelled. The Registrant estimates that at least 50% of such backlog as of December 31, 1996 has been cancelled.

Competitive Conditions

    Registrant competes with numerous companies in the foundation garment business, some of which have substantially greater capital resources than the Registrant. The Company believes that the principal competitive factors in its industry include price, cost, quality, style, color, fit and material content. Registrant's management believes that no single factor materially affects its ability to compete. Registrant endeavors to use creative approaches in the design, manufacture and marketing of its products, and to combine these elements in a manner which Registrant deems appropriate.

    Management estimates that during 1996 sales by Registrant accounted for approximately 5% of all domestic sales of brassieres, panties and girdles. The Company believes there are at least six companies, including Maidenform, which sell more brassieres, panties and girdles to the retail industry in the United States than the Registrant. There can be no assurance that the Company will be able to compete successfully in the future.

Employees

    At December 31, 1996, Registrant employed 491 persons, few of whom were production employees. Most employees were engaged in sales, distribution, design and administrative activities. Approximately 65% of the Registrant's employees are covered by a contract with the Union Needletrade Industrial Textile Employees Union ("UNITE"). Such contract, effective since May of 1996, expires by its terms on Sept. 30, 1999. The Company believes its relations with UNITE are good.

ITEM 2. Properties.

    The location, approximate square footage, type of occupancy and principal use of the material properties of Registrant as of March 27, 1997 were as follows:


                  AREA                           EXPIRATION
                (APPROX.        TYPE OF           DATE OF         PRINCIPAL
LOCATION         SQ.FT.)       OCCUPANCY            LEASE            USE
------------    ---------     ------------       -----------  -----------------

Cortland,        150,000          Owned              NA       Administrative
New York



Cortland-        155,000      Owned                  NA       Administrative,
ville,                        (Subject to                     Manufacturing,
New York                      Installment Sale                Warehousing, and
                              Agreement with                  Distribution
                              Cortland County
                              Industrial
                              Development
                              Agency


New York,         15,525      Lease               05/31/03    Executive,
New York                                                      Administrative,
                                                              and Sales Office


                                              8

    Management of Registrant believes that it has accessibility to production capacity to meet its current needs and anticipated growth, if any, in the foreseeable future. Maidenform has agreed to make its facilities available to Registrant, subject to capacity restraints, to fill such purchase orders as Registrant may from time to time submit (see Item 13. "Certain Relationships and Related Transactions"). Management believes that its facilities are adequate for the Registrant to continue current operations in the foreseeable future. See "Item 1. Business--Manufacturing Facilities and Purchases of Finished Goods". See also Note 13 to Financial Statements.

    Item 3.  Legal Proceedings.

    Registrant is a party to various proceedings that arise in the ordinary course of its business activities. Registrant's management believes that such matters will not materially adversely affect the financial position or results of operations of Registrant.

    During 1996, Herzog, Heine, Geduld, Inc. ("HHG"), the owner of approximately 30,214 shares of the Registrant's common stock and the principal market maker for the Registrant's common stock, commenced a purported class action (the "Action") against Registrant, Maidenform, Worldwide, Triumph, Spiesshofer and Magrone. The Action, which HHG is seeking to maintain on behalf of itself and a putative class of all public shareholders of Registrant as of April 26, 1995, was commenced in New York State Court, seeks compensatory damages in an unspecified amount and alleges that Triumph, Spiesshofer and Magrone breached their fiduciary duty to HHG and the remaining shareholders by selling their controlling stock of Registrant to Worldwide at a premium and failing to include HHG and the remaining shareholders in the sale, and in failing to share the control premium with such shareholders. The complaint also alleges that Maidenform and Worldwide aided and abetted the selling defendants' alleged breach by allegedly structuring the stock purchase to exclude the public shareholders. HHG also claims that Maidenform and Worldwide, as the controlling shareholders of Registrant since the sale, breached their fiduciary duty to the public shareholders by allegedly operating Registrant as a wholly-owned subsidiary in the absence of purchasing 100% of the stock. While the complaint names Registrant as a defendant, it does not articulate any claim for relief against Registrant.

     In September 1996, all defendants filed a motion to dismiss the complaint in its entirety for failure to state a claim for relief as against any defendant, and for lack of personal jurisdiction over defendants Triumph and Spiesshofer. At a hearing on January 21, 1997, the court referred that part of the dismissal motion predicated on lack of personal jurisdiction to an official referee to hear and report. The balance of the dismissal motion was held in abeyance. The court also granted HHG leave to conduct limited discovery of defendants Triumph and Spiesshofer relating to the issue of personal jurisdiction.

     In response to HHG's broad discovery requests directed to all defendants, the court directed on February 13, 1997 that all discovery would be stayed pending the court's review of and, in effect, preliminary ruling on the motion to dismiss for failure to state a claim for relief. On April 9, 1997, the court informed the parties that discovery would continue to be stayed, and that it would proceed to decide the motion to dismiss for failure to state a claim for relief, and allow defendants Triumph and Spiesshofer to reassert their jurisdictional objections if the court denies the motion to dismiss for failure to state a claim for relief. That motion is still pending before the court.

     Additionally, in October of 1996, Bernard Zimmerman, the owner of 5,000 shares of common stock of Registrant, commenced a related purported class action lawsuit against the same defendants as the HHG lawsuit and asserting identical claims for relief. By stipulation and order dated December 19, 1996, the Zimmerman action was consolidated with the HHG action. Pursuant to the order of consolidation, the pending motions to dismiss in the HHG action applies to and has the same effect on the Zimmerman action.

     Registrant and its affiliates believe that the claims asserted in both the HHG and Zimmerman actions lack merit and intend to defend the lawsuits vigorously.

     On or about February 15, 1997, approximately 700 former employees of Crescent Industries, Inc. ("Crescent") a wholly-owned subsidiary of Registrant which operated the two manufacturing facilities in Puerto Rico closed by Registrant in August 1996, commenced an action against Crescent seeking compensation for unjustified dismissal and vacation pay pursuant to Puerto Rico law in connection with the closing of said plants. This action was commenced in Superior Court in Aguadilla and seeks compensation ranging from $500 to approximately $5,000 per plaintiff. Registrant and Crescent believes that the claims asserted lack merit and intend to defend this lawsuit vigorously.

    Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                   PART II

    Item 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters.

Market Information
------------------

    Registrant's common stock (the "Common Stock") is quoted on the OTC Bulletin Board under the symbol "NCCD". The Common Stock is only sporadically traded in such market and, accordingly, the bid prices listed below do not necessarily represent actual transactions. The high and low bid quotations of the Common Stock, as reported, for each of the quarters during the fiscal years ended December 31, 1996 and December 31, 1995 is as follows:

                        YEAR ENDED DECEMBER 31, 1996
                        ----------------------------
                 QUARTER                             BID
                 -------                             ---
                    1             High               $10
                                  Low                  7 1/2
                 -------------------------------------------
                    2             High                 8
                                  Low                  6
                 -------------------------------------------
                    3             High                 6
                                  Low                  5 1/4
                 -------------------------------------------
                    4             High                 5 1/4
                                  Low                    3/8
                 -------------------------------------------

                        YEAR ENDED DECEMBER 31, 1995
                        ----------------------------
                 QUARTER                             BID
                 -------                             ---
                    1             High               $11 5/8
                                  Low                  6 3/4
                 -------------------------------------------
                    2             High                15
                                  Low                  6 3/4
                 -------------------------------------------
                    3             High                12 3/4
                                  Low                  6 3/4
                 -------------------------------------------
                    4             High                12
                                  Low                  6
                 -------------------------------------------


    As of March 27, 1997, the closing quoted bid price of the Registrant's Common Stock was $3.25.

    The prices set forth above reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions.

    At March 27, 1997, there were 358 record holders of Common Stock.

Dividends
---------

    There were no cash dividends paid during the periods shown above and the Registrant does not anticipate declaring cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Registrant's Board of Directors and will depend upon, among other things, the Registrant's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the extent of its indebtedness and any contractual restrictions with respect to the payment of dividends. The Registrant is a co-borrower under a revolving credit facility which contains restrictions on the payment of dividends. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation.")

ITEM 6. SELECTED FINANCIAL DATA.

    A summary of selected financial data follows:


                                           FOR THE YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------
                                       1996            1995            1994            1993           1992
                                  --------------  --------------  --------------  --------------  -------------

Statement of Operations Data:

Revenue.........................  $   99,795,086  $  125,987,326  $  128,042,422  $  110,597,782  $ 106,607,410
Income (loss) before
  extraordinary item............    ($12,697,794) $    2,750,664  $    5,901,012  $    3,714,799  $   7,097,181
Net income (loss)...............    ($12,697,794) $    2,750,664  $    5,901,012  $    3,714,799  $   6,212,775
Income (loss) per share before
  cumulative effect of changes
  in accounting principles......          ($2.90) $          .63  $         1.35  $          .85  $        1.55
Cumulative effect of changes in
  accounting principles per
  share.........................        --              --              --              --        ($        .20)(1)
Net income (loss) per share.....  ($        2.90) $          .63  $         1.35  $          .85  $        1.35


Balance Sheet Data:

                                                               As of December 31,
                                  -----------------------------------------------------------------------------
Total Assets....................  $   47,333,587  $   75,368,742  $   71,588,003  $   76,664,638  $  62,561,745
Long-term obligations...........  $    1,531,511  $    3,581,371  $   12,162,043  $   13,479,802  $  13,115,102
Shareholders' equity............  $   25,899,613  $   38,831,751  $   35,983,648  $   30,154,986  $  26,581,770
Cash dividends per common
  share.........................            None            None            None            None           None

(1) Represents cumulative effect of changes in accounting principles for income taxes and post-retirement benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains certain forward-looking statements and information based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forwardlooking statements that involve risks and uncertainties, including, but not limited to, future demand for the Registrant's products, Registrant's future working capital requirements, general economic conditions, government regulation, competition, and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

LIQUIDITY AND CAPITAL RESOURCES

    Registrant's working capital decreased approximately $12,090,000 or 38.2%; to $19,583,000 at December 31, 1996 from $31,673,000 at December 31, 1995 due primarily to Registrant's net loss of $12,697,794 for 1996.

    Cash flows used in operations for the year ended December 31, 1996 were $870,000 representing a decline of $20,635,000 as compared to the year ended December 31, 1995. This decrease is due primarily to Registrant's net loss of $12,698,000 for 1996 as compared to net income of $2,751,000 for 1995 and a reduction of amounts due to affiliates of $10,399,000 from 1995 to 1996.
Cash flows provided by operations for the year ended December 31, 1995 were $19,765,000 representing an increase of $4,350,000 as compared to the year ended December 31, 1994. This increase was primarily due to an increase in accounts payable in 1995 of $13,066,000 as compared to an increase in accounts payable in 1994 of $1,880,000. Accounts payable increases for 1996 and 1995 are indicative of continuing vendor support for Registrant's business and Maidenform's liquidity requirements have resulted in this increase. This increase was partially offset by an increase in inventory of $5,916,000 in 1995 as compared to a decrease in inventory of $9,012,000 in 1994. Cash flows provided by investing activities increased $1,293,000 for the year ended December 31, 1996 as compared to the year ended December 31,1995 primarily due to the sale of short term investments and the reduction in purchases of plant and equipment. Cash used in investing activities decreased $674,000 from the year ended December 31, 1994 to the year ended December 31, 1995 primarily due to reductions in purchases of plant and equipment of $606,000. Cash used in financing activities decreased by $19,000,000 in the year ended December 31,1996 as compared to the year ended December 31, 1995 primarily due to repayment of Registrant's bank facilities at the time of Acquisition, a non-recurring transaction. Cash used in financing activities increased $5,916,000 in 1995 as compared to 1994 due to repayment of bank debt by Registrant from funds received from Maidenform.

    Registrant participates in the consolidated cash management system of its ultimate parent, Worldwide, and its subsidiaries, including Maidenform and the Registrant, (collectively the "Maidenform Group"). As such, Registrant is a party to, and its liquidity is dependent upon, the Maidenform Group's financing arrangements. In April 1995, the Maidenform Group entered into a bank loan agreement for a revolving credit facility for $120,000,000 and $50,000,000 in term loans (the "Bank Loan Agreement") and amended and restated its senior note agreement with respect to $30,000,000 in senior notes (the "Senior Note Agreement" and collectively with the "Bank Loan Agreement"), the "Maidenform Loan Agreements"). The revolving credit facility, which had an expiration date of April 25, 1998, limited borrowings to certain percentages of the Maidenform Group's trade accounts receivable and inventories. The term loan was repayable in increasing quarterly principal installments ranging from $2,000,000 to $3,000,000 commencing on June 30, 1996 through maturity on March 31, 2001. The senior notes are due on September 30, 2003, payable in annual principal installments of $4,285,714 on each September 30, commencing 1997 through 2000. In connection with such financings the Registrant's assets and 92.4% of its stock are pledged as collateral. In the event of a default by Registrant or any other member of the Maidenform Group, the lenders can demand repayment of all amounts outstanding and assert their rights as secured creditors against any member of the Maidenform Group, including the Registrant. On March 29, 1996, the bank loan agreement was amended and the Maidenform Group borrowed an additional $20,000,000 under a new term loan which was repaid in two installments in 1996.

    In 1996, events of default occurred under the Maidenform Loan Agreements from time to time due to the Maidenform Group's failure to comply with certain financial covenants and other provisions of such agreements. In September 1996, the Maidenform Loan Agreements were amended whereby the lenders agreed to forbear from exercising their rights and remedies arising from such events of default, through January 17, 1997 and to permit overadvances which allow borrowings beyond the borrowing base tied to inventory and accounts receivable up to a maximum credit limit. In December 1996, the Bank Loan Agreement was amended and restated and replaced with a new loan facility (the "New Bank Loan Agreement" and, collectively with the Senior Note Agreement, as amended, the "New Maidenform Loan Agreements") which increased the revolving credit facility to $150,000,000 and the term loans to $50,000,000 and extended the forbearance until May 31, 1997. In addition, the Senior Note Agreement was amended in order to conform certain provisions therein with provisions in the New Bank Loan Agreement. In March 1997, the New Bank Loan Agreement was amended to modify the overadvance formula to allow the Maidenform Group to obtain borrowings up to the maximum credit limit. In April 1997, the New Bank Loan Agreement was further amended to increase the available overadvances and to amend the forbearance agreement so that certain covenants relating the first quarter of 1997 were suspended. Under the new Maidenform Loan Agreements, the Registrant's assets and 92.4% of its stock are pledged as collateral. In the event of a default by Registrant or any other member of the Maidenform Group under the New Maidenform Loan Agreements, the lenders can demand repayment of all amounts outstanding and assert their rights as secured creditors against any member of the Maidenform Group, including the Registrant. Although no assurances can be given, the Maidenform Group is seeking further amendments to the New Maidenform Loan Agreements in order to continue its overadvances add a small increase in the facility amount and extend the forbearance through September 30, 1997.

    The above described loan agreements contain covenants that, among other matters, restrict additional borrowings, dividends and other payments with respect to the Maidenform Group's capital stock and provide for the maintenance of minimum consolidated tangible net worth, and certain financial ratios, including current assets (excluding inventory) to current liabilities, debt to equity, fixed charge coverage and debt to operating cash flow ratios (all as defined). At December 31, 1996, no amounts of retained earnings were available for dividends.

    As of December 31, 1996, outstanding borrowings under the then existing revolving credit facility amounted to $171,162,000. In addition, outstanding letters of credit (which reduce the maximum available borrowing) issued by the banks for the account of the Maidenform Group under the facility amounted to approximately $3,000,000.

    For the year ended December 31, 1996, Worldwide reported a net loss and the Registrant reported a net loss of $12,697,794. The Maidenform Group and its senior secured lenders and noteholders have entered into a forbearance agreement through May 31, 1997. The Registrant's independent auditors have included "going concern" qualification in their audit report as of December 31, 1996 and 1995 and the years then ended. The Maidenform Group is seeking an additional amendment to the New Maidenform Loan Agreements in order to continue its overadvances add a small increase in the facility amount and extend forbearances until September 30, 1997. There can be no assurance, however, that the Maidenform Group will obtain such an amendment and forbearance.

    As of December 31, 1996, Registrant did not have any material commitments for capital expenditures.

RESULTS OF OPERATIONS

    Net sales for 1996 were $99,795,086 as compared to $125,987,326 in 1995, a decrease of approximately 21%, principally due to a decrease in shipments of, and demand for Registrant's products primarily at Walmart, Mervyn's, J.C. Penney and in branded businesses. These declines are due to a number of factors, including without limitation, the discontinuance of the "Bill Blass" program and the failure to replace it with another program, and the Registrant's failure to timely ship stock to certain customers due in part to liquidity constraints. Registrant continues to experience delays in receipt of stock necessary to fill orders. Net sales for 1995 decreased 2% from $128,042,422 in 1994, principally due to a decrease in demand for Registrant's products primarily at Walmart and Mast, partially offset by strength in the Lilyette brand.

    Unit volume of goods sold decreased 19% from 1995 to 1996 and decreased 1% from 1994 to 1995. Sales mixture (a weighted average of revenue per unit, taking into account the sales levels of Registrant's various products and styles of products) resulted in a decrease in the average revenue per unit sold of 2% in 1996 over 1995 and less than 1% of 1995 over 1994. Gross margin decreased to $10,946,000 for the year ended December 31, 1996 from $28,185,000 in 1995 and $32,539,000 in 1994. The gross margin percentage to net sales decreased to 11% in 1996 from 22.4% in 1995. This erosion in gross margin and gross margin percentage is primarily due to liquidation of inventories at reduced prices because of the requirements for liquidity which led Registrant's management to sell certain inventories at prices which were below cost.

    Registrant also recorded substantially higher markdowns in 1996 because of delivery failures and unanticipated problems associated with the integration of the manufacturing operations of the Registrant and Maidenform, as well as a decline in customer demand.

    The gross margin percentage of net sales decreased to 22.4% in 1995 from 25.4% in 1994. Advertising expenses as a percentage of net sales was generally consistent for the years ended December 3l, 1996, l995 and 1994. While selling, distribution and general and administrative expenses were consistent as a percentage of net sales for the years ended December 31, 1995 and 1994, these expenses increased as a percentage of net sales for the year ended December 31, 1996.

    Interest expense was generally consistent for 1996, 1995 and 1994, however, as a percentage of sales, interest expense increased in 1996 because of lower sales.

    Registrant recorded a charge of $4,285,564 for plant closure and consolidation of manufacturing and administrative functions with Maidenform. The components of the $4,285,564 restructuring charge include: $3,132,087 for personnel reduction, $675,477 for commitments related to Registrant's two leased Puerto Rican manufacturing facilities, and $478,000 for an impairment loss on Registrant's administrative and manufacturing facility in Cortland.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Registrant's financial statements as of December 31, 1996 and 1995 and for those years then ended are located after Item 14 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    The table below sets forth the names and ages of all of the directors and executive officers of Registrant as of March 27, 1997. The term of each director expires at the next annual meeting of stockholders and upon his successor being duly elected and qualified. Each of the officers serves at the discretion of the Board of Directors. Each of the directors and officers of the Registrant who are listed below are also directors and officers of Maidenform and/or Worldwide and, as such, such individuals devote their business time to the affairs of both Maidenform and the Registrant, as required.

                                                                                              EXECUTIVE         POSITIONS
                                                                                 DIRECTOR      OFFICER         AND OFFICES
NAME                                                                   AGE         SINCE        SINCE        WITH REGISTRANT
-----------------------------------------------------------------      ---      -----------  -----------  ----------------------
Elizabeth Coleman                                                       49          4/95          4/95     Chairman of the Board,
                                                                                                           Chief Executive
                                                                                                           Officer, President

Frank Stull                                                             56          --          9/96       Executive Vice
                                                                                                           President-Chief
                                                                                                           Financial Officer

Steven Masket                                                           43          4/95          4/95     Director, Executive
                                                                                                           Vice President -
                                                                                                           General Counsel,
                                                                                                           Secretary

David Masket                                                            66          4/95           --      Director

Robert H. Stroup                                                        51         11/96           --      Director




    Certain biographical information regarding each director and executive officer of the Company is set forth below:

    Ms. Coleman has been Chairman of the Board and Chief Executive Officer of Registrant since April 1995. Ms. Coleman is also Chairman of the Board,

Chief Executive Officer and President of each of Worldwide and Maidenform and their affiliates. Ms. Coleman has been a member of the Board of Directors of Worldwide since 1968. Maidenform is the owner of approximately 92.4% of the issued and outstanding stock of Registrant. Ms. Coleman is the spouse of Robert H. Stroup, a director of Registrant.

    David Masket has been a Director of Registrant since April 1995.
Mr. Masket served as President of Registrant from April 1995 to February 1996. In February 1996, Mr. Masket was named Vice Chairman of both Worldwide and Maidenform. Mr. Masket joined Maidenform in 1955, became Executive Vice Predsident in 1974 and Chief Operating Officer in 1990. Mr. Masket is the father of Mr. Steven Masket who is Executive Vice President-General Counsel and Secretary of Registrant.

    Steven Masket has been Executive Vice President--General Counsel and Secretary of Registrant since April 1995. In April 1995, Mr. Masket was named Executive Vice President--General Counsel of both Worldwide and Maidenform. Mr. Masket joined Worldwide in 1982 as Assistant Counsel, became General Counsel and Assistant Secretary in 1984, Assistant Vice President--Counsel in 1985, Vice President, Secretary and General Counsel in 1988 and Senior Vice President--General Counsel in 1991.

    Frank Stull has served as Executive Vice President-Chief Financial Officer of Registrant since September 1996. Mr. Stull served as Executive Vice President-Chief Financial Officer of Kayser-Roth Corporation, a manufacturer of hosiery, from 1991 through 1996.

    Robert H. Stroup has been a director of Registrant since November 1996. He is also in the private practice of law. Mr. Stroup serves as a member of the Board of Directors of Worldwide, Maidenform and certain of their affiliates. Mr. Stroup is the spouse of Elizabeth Coleman, Chairman of the Board, Chief Executive Officer and President of Registrant.

    On July 17, 1996, Frank Magrone resigned as a director, officer and employee of Registrant to pursue other business opportunities.

    On September 27, 1996, Ira Glazer resigned as a director and officer of Registrant to pursue other business opportunities.

    Compliance with Section 16(a) of the Securities Exchange Act of 1934.

    The Commission has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the companies Common Stock. These Rules are complex and difficult to interpret. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant by each person who, at any time during the fiscal year ended December 31, 1996, was a director, executive officer or beneficial owner of more than 10% of Registrant's Common Stock with respect to the fiscal year ended December 31, 1996, and Forms 5 and amendments thereto furnished to

Registrant by such persons with respect to such fiscal year, and written representations from certain of such persons that no Forms 5 were required to be filed for those persons, Registrant believes that during and with respect to the fiscal year ended December 31, 1996, all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its directors, executive officers and the beneficial owners of more than 10% of Registrant's Common Stock were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer and each other executive officer whose annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company for the three years ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                                   LONG-TERM
                                                                                                                   COMPENS-
                                                                                                                   ATION(1)
                                                                                                                 ------------
                                                                                                                   PAYOUTS
                                                                            ANNUAL COMPENSATION       OTHER      ------------
                                                                                                      ANNUAL      ALL OTHER
                     NAME AND PRINCIPAL                                    ----------------------     COMPEN       COMPENS-
                          POSITION                               YEAR        SALARY      BONUS        SATION       TION(2)
------------------------------------------------------------  -----------  ----------  ----------  ------------  ------------
Elizabeth Coleman(3)........................................        1996       --          --           --            --
Chairman of the Board,
Chief Executive Officer,
President

Frank Magrone(4)............................................        1996   $  288,375  $   78,000
Former Executive Vice President                                     1995   $  366,894  $   78,000       --        $   13,133
                                                                    1994   $  323,086  $  200,000  $  550,000(5)  $   12,864


-------------------------------------------------------------------------------

(1) Registrant has not provided restricted stock awards, stock options, stock appreciation rights or long-term incentive payouts to any executive officers during the three years ended December 31, 1996.

(2) In 1995, includes (a) life insurance premiums (Mr. Magrone $1,170),and
    (b) match of individual deferred compensation amounts (Mr. Magrone $3,914) and (c) match of lost benefits caused by IRS limitations on participation in Registrant's defined contribution plan (Mr. Magrone $8,049).

    Directors receive no special compensation for their services as directors of Registrant. No Board of Directors meetings were held in 1996, however, five
(5) meetings were held by written consent. Registrant's Board of Directors does not have an audit committee or a nominating committee.

-------------------------------------------------------------------------------

(3) Ms. Coleman is not paid any salary by the Registrant. Ms. Coleman is an officer of Maidenform and all of her compensation is paid to her by Maidenform; none of such compensation is charged to the Registrant.

(4) Mr. Magrone's 1995 and 1996 salary was paid to him by Maidenform under his Employment Agreement (described below) for services rendered by Mr. Magrone on behalf of the Registrant. Mr. Magrone's salary and bonus are charged to the Registrant by Maidenform. Mr. Magrone resigned his position in July 1996. Mr. Magrone's 1996 salary excludes $149,625 paid to him by Maidenform (charged to Registrant) for consulting services (see Item 11. "Executive Compensation--Employment Agreements").

(5) In 1994, included $550,000 paid to Mr. Magrone upon expiration of the then current term of his employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Registrant's Board of Directors does not have a Compensation Committee. No executive officer of Registrant served during fiscal year 1996 (i) as a member of the compensation committee or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors of another entity, one of whose executive officers served on the Board of Directors of Registrant; (ii) as a director of another entity, one of whose executive officers served on the Board of Directors of Registrant, except as described in Item 10 of Part III, above; and (iii) as a member of the compensation committee or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors of another entity, one of whose executive officers served as a director of Registrant.

EMPLOYMENT AGREEMENTS

    Mr. Magrone, the former Executive Vice President of Registrant, was employed under an employment contract, with Registrant's controlling shareholder which was replaced, except for certain surviving terms, by a Modification Agreement (the "Agreement", and together with the employment contract, the "Contract") upon Mr. Magrone's resignation in July 1996. Pursuant to the Agreement, Mr. Magrone is to serve as a consultant to Registrant for no more than twenty hours in any month through November 1996, or ten hours in any month thereafter through April 25, 1998, the termination date of the Contract. The Contract provided for an initial annual salary of $390,000 subject to annual increases. Mr. Magrone will receive up to $42,000 per year in exchange for Mr. Magrone's surrender of pre- and post-retirement life insurance benefits which he is entitled to receive from Registrant through 1998 if Mr. Magrone does not continue in Maidenform's employ. In addition, Mr. Magrone will receive a certain automobile which Registrant will purchase on behalf of Mr. Magrone upon expiration of the lease.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) the following table sets forth certain information with respect to persons known to Registrant to own beneficially more than 5% of Registrant's voting securities, as of the date of this report.

                                                                                            PERCENT OF
                                                                            AMOUNT AND         OUT-
                                                                             NATURE OF       STANDING
TITLE OF                                    NAME AND ADDRESS OF              BENEFICIAL       SHARES
 CLASS                                       BENEFICIAL OWNER               OWNERSHIP (1)    OWNED (2)
---------------------------                 -------------------             -------------  -------------
Common Stock, $1 par value                  Maidenform, Inc.(3)              4,042,779          92.4%
                                            154 Avenue E
                                            Bayonne, NJ

                                            Elizabeth Coleman(3)             4,049,471          92.5%
                                            90 Park Avenue
                                            New York, NY  10016

-------------------------------------------------------------------------------

(1) All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

(2) Computed on the basis of 4,375,492 shares of Common Stock outstanding as of March 27, 1997.

(3) Maidenform is the record owner of 4,042,779 shares of Common Stock. As the sole shareholder of Maidenform, Worldwide beneficially owns indirectly through Maidenform, such 4,042,779 shares of Common Stock. Elizabeth Coleman, as a result of her direct and indirect ownership of the capital stock of Worldwide and certain voting rights and powers with respect to the selection of and decision-making by the Board of Directors of Worldwide, may be deemed to beneficially own the 4,042,779 shares of Common Stock indirectly beneficially owned by Worldwide. Ms. Coleman disclaims ownership of all such shares. The amount shown includes 6,692 shares purchased directly by Ms. Coleman in March 1996 due to Maidenform's inability under certain credit arrangements to meet its contractual obligation to purchase such shares.

    (b) The following table sets forth certain information with respect to each class of Registrant's equity securities beneficially owned by each director, each executive officer named in the Summary Compensation Table hereto and the directors and executive officers of Registrant as a group, as of March 29, 1996

                                                                                                        PERCENT OF
                                                                                           AMOUNT          OUT-
                                                                                             OF          STANDING
                 TITLE OF                                    NAME OF                     BENEFICIAL       SHARES
                  CLASS                                  BENEFICIAL OWNER               OWNERSHIP (1)    OWNED (2)
------------------------------------------  ------------------------------------------  -------------  -------------
Common Stock, $1 par value                  Elizabeth J. Coleman(3)                        4,049,471          92.5%

                                            David C. Masket                                  --                --

                                            Steven N. Masket                                 --                --

                                            Robert H. Stroup                                 --                --

                                            Frank Stull                                      --                --

                                            All executive officers and directors as a      4,049,471          92.5%
                                            group (5 in number)

-------------------------------------------------------------------------------

(1) All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

(2) Computed on the basis of 4,375,492 shares of Common Stock outstanding as of March 27, 1997.

(3) Maidenform is the record owner of 4,042,779 shares of Common Stock. As the sole shareholder of Maidenform, Worldwide beneficially owns indirectly through Maidenform, such 4,042,779 shares of Common Stock. Elizabeth Coleman, as a result of her direct and indirect ownership of the capital stock of Worldwide and certain voting rights and powers with respect to the selection of and decision-making by the Board of Directors of Worldwide, may be deemed to beneficially own the 4,042,779 shares of Common Stock indirectly beneficially owned by Worldwide. Ms. Coleman disclaims ownership of all such shares. The amount shown includes 6,692 shares purchased directly by Ms. Coleman in March 1996 due to Maidenforms inability under certain credit arrangements to meet its contractual obligation to purchase such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During 1996, 1995, and 1994, the Registrant purchased merchandise and contracted labor from Triumph and its affilifates amounting to $16,626,865, $25,601,000, and $17,900,000, respectively. During 1996, Triumph agreed to extend terms of payment to the Registrant and began charging interest on the amounts owed which aged beyond 30 days payment terms. The rate of interest charged is 9% and the amounts paid in 1996 were $449,000. As of December 31, 1996 and 1995 the payable to Triumph was $6,271,081 and $5,172,771, respectively.

    The Registrant's sales to Maidenform from April 26, 1995 to December 31, 1995 were $2,595,000 and $5,487,300 for 1996. The Registrant also has remitted to Maidenform $13,894,000 as repayment of the advances made by Maidenform used to satisfy the Company's bank debt on April 26, 1995. The Registrant is charged a rate which approximates prime plus 1% on its intercompany balance with Maidenform.

    The Registrant also purchased labor from Maidenform in 1996 for $1,181,000. Amounts payable to Maidenform at December 31, 1996 and 1995 were $2,621,727 and $5,904,383, respecitvely. Maidenform charged the Registrant interest of $955,560 for the year ended December 31,1996.

    During 1996, the Registrant transferred $464,856 worth of equipment to Maidenform at net book value. This is a non-cash operating and investing activity for purposes of the cash flow.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K:

    (a) The following documents are filed as part of this report:

                                                                                                           PAGE NO.
                                                                                                          -----------
1. Financial Statements:

    Independent auditor's report........................................................................         F-1
                                                                                                                 F-2

           NCC Industries, Inc. and Subsidiary financial statements:                                             F-3
             Consolidated balance sheets as of December 31, 1996 and 1995...............................

           Consolidated statements of operations for each of the three years in the period ended                 F-5
             December 31, 1996..........................................................................

           Consolidated statements of shareholders' equity for each of the three years in the period             F-6
             ended December 31, 1996....................................................................

           Consolidated statements of cash flows for each of the three years in the period ended                 F-7
             December 31, 1996..........................................................................

           Notes to consolidated financial statements...................................................         F-8

2. Financial statements schedules:

           Schedule II for each of the three years in the period ended December 31, 1996................         S-2

           Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3. Exhibits:

           The Exhibits Index is on Page 49.

    (b) Reports on Form 8-K--Report dated April 3, 1997.

    (c) Exhibit Index is on Page 49.

    (d) See (a)2 above.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
NCC Industries, Inc.

    We have audited the accompanying consolidated balance sheets of NCC Industries, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included the 1996 and 1995 financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCC Industries, Inc. and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1996 and 1995 financial statement schedules when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying financial statements have been prepared assuming that NCC Industries, Inc. (NCC) will continue as a going concern. As more fully described in Note 4, NCC is a 92% owned subsidiary of Maidenform Worldwide, Inc. (Worldwide). On a consolidated basis, Worldwide reported a net loss for 1996, is facing liquidity constraints, and, from time to time during 1996, has not met certain financial debt covenants. Worldwide and its subsidiaries have entered into forbearance agreements with their lenders whereby the lenders agreed to forbear from exercising their rights and remedies arising from such events of default through May 31, 1997. Worldwide and its subsidiaries have requested an extension of the forbearance period through September 30, 1997. NCC has also incurred a loss in 1996. Further, as discussed in Note 5, NCC's debt to the Cortland County Industrial Development Agency has been classified as a current liability due to cross-default provisions of the Worldwide debt. Upon the existence of an Event of Default under the Worldwide debt beyond any forbearance period, the IDA may take action to call the outstanding debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The 1996 financial statements of NCC do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                         ERNST & YOUNG, LLP

Syracuse, New York
March 25, 1997

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
NCC Industries, Inc.

    We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of NCC Industries, Inc. and subsidiary for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NCC Industries,Inc. and subsidiary for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Syracuse, New York
February 3, 1995

                      NCC INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $      73,359  $     725,198
  Investments......................................................................       --              671,382
  Accounts receivable, less allowance for doubtful accounts of $487,000 in 1996 and
    $432,000 in 1995...............................................................     10,007,836     15,864,241
  Inventories......................................................................     26,992,458     45,020,477
  Prepaid expenses.................................................................        392,202        288,247
  Income taxes refundable..........................................................        117,845       --
  Deferred taxes...................................................................      l,902,035      2,058,824
                                                                                     -------------  -------------
    Total current assets...........................................................     39,485,735     64,628,369
Property, plant and equipment, net.................................................      7,003,007     10,155,629
Property and plant held for sale, net (See Note 9).................................        746,948       --
Other assets.......................................................................         97,897        584,744
                                                                                     -------------  -------------
    Total assets...................................................................  $  47,333,587  $  75,368,742
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
Current Liabilities:
  Accounts payable.................................................................  $   4,818,410     15,638,193
  Accrued expenses.................................................................      1,640,696      5,795,273
  Restructuring accrual (Note 9)...................................................      2,448,615       --
  Due to affiliates................................................................      8,757,613     11,077,154
  Current portion of long-term debt................................................       --              445,000
  Long-term debt in default (Note 5)...............................................      1,916,415       --
                                                                                     -------------  -------------
    Total current liabilities......................................................     19,581,749     32,955,620
Long-term debt, less current portion...............................................       --            1,916,415
Deferred taxes.....................................................................        320,714        309,203
Post retirement benefits and other.................................................      1,531,511      1,355,753
                                                                                     -------------  -------------
    Total liabilities..............................................................     21,433,974     36,536,991
Shareholders' equity:
  $7 cumulative preferred stock, $1 par value; authorized 500,000 shares; issued and outstanding--none
  Common stock, $1 par value, authorized 10,000,000 shares, issued 4,866,841
    shares.........................................................................      4,866,841      4,866,841
  Additional paid-in capital.......................................................      5,077,911      5,077,911
  Retained earnings................................................................     18,947,602     31,645,396
  Minimum pension liability........................................................       (309,713)       (75,369)
  Less:
    Common stock in treasury, 491,349 shares at cost...............................     (2,683,028)    (2,683,028)
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................     25,899,613     38,831,751
                                                                                     -------------  -------------
    Total liabilities and shareholders' equity.....................................  $  47,333,587  $  75,368,742
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1995            1994
                                                                   --------------  --------------  --------------

  Net sales......................................................  $   99,795,086  $  125,987,326  $  128,042,422
                                                                   --------------  --------------  --------------
    Costs and expenses:
    Cost of sales................................................      88,848,875      97,802,166      95,503,504
    Shipping, selling, general and administrative................      19,600,077      22,507,559      22,674,374
    Closure and Restructuring Costs..............................       4,285,564        --              --
    Interest, net................................................       1,855,738       1,873,822       1,634,346
                                                                   --------------  --------------  --------------
                                                                      114,590,254     122,183,547     119,812,224
                                                                   --------------  --------------  --------------
  (Loss) Income before income taxes..............................     (14,795,168)      3,803,779       8,230,198
                                                                   --------------  --------------  --------------
  Income taxes: (Benefit) Provision
    Current:
      Federal (Recoverable)......................................      (2,370,079)      1,616,442       1,923,221
      State and local............................................         104,405         306,485         265,849
    Deferred.....................................................         168,300        (869,812)        140,116
                                                                   --------------  --------------  --------------
                                                                       (2,097,374)      1,053,115       2,329,186
                                                                   --------------  --------------  --------------
  Net (loss)income...............................................  ($  12,697,794) $    2,750,664  $    5,901,012
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
  (Loss) Income per common share.................................  ($        2.90) $          .63  $         1.35
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
  Weighted average number of shares..............................       4,375,492       4,375,492       4,375,563
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

     The accompanying notes are an integral part of consolidated financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994

                                      COMMON STOCK                                                      TREASURY STOCK
                                     --------------             ADDITIONAL                MINIMUM   -----------------------
                                       NUMBER OF                  PAID-IN     RETAINED    PENSION    NUMBER OF
                                     SHARES ISSUED    AMOUNT      CAPITAL     EARNINGS   LIABILITY    SHARES       AMOUNT
                                     --------------  ---------  -----------  ----------  ---------  -----------  ----------
Balance, December 31, 1993.........     4,866,841    $4,866,841  $5,077,911  $22,993,720 ($103,558)    490,949   ($2,679,928)
Net income.........................                                          $5,901,012
Purchase of treasury stock.........                                                                        400   ($   3,100)
Minimum pension liability..........                                                      ($ 69,250)
Balance, December 31, 1994.........     4,866,841    $4,866,841  $5,077,911  $28,894,732 ($172,808)    491,349   ($2,683,028)
Net income.........................                                          $2,750,664
Minimum pension liability..........                                                      $  97,439
Balance, December 31, 1995.........     4,866,841    $4,866,841  $5,077,911  $31,645,396 ($ 75,369)    491,349   ($2,683,028)
Net Loss...........................                                          (12,697,794)
Minimum pension liability..........                                                      ($234,344)
Balance, December 31, 1996.........     4,866,841    $4,866,841  $5,077,911  $18,947,602 ($309,713)    491,349   ($2,683,028)

   The accompanying notes are an integral part of the consolidated financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                                                                   YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                             1996            1995            1994
                                                                        --------------  --------------  --------------
Cash flows from operating activities:
  Net (loss) income...................................................  ($  12,697,794) $    2,750,664  $    5,901,012
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
    Depreciation......................................................       l,466,423       1,527,346       1,466,132
    Provision to reduce assets held for sale..........................         477,590        --              --
    Amortization......................................................          16,227          19,440          22,765
    Deferred income taxes.............................................         168,300        (869,812)        140,116
    Provision for losses on accounts receivable.......................         120,000         108,000         (16,447)
    Loss on sale of plant and equipment...............................           4,557          32,865          58,550
  Changes in operating assets and liabilities:
    Accounts receivable...............................................       5,736,405         476,463      (4,078,586)
    Inventories.......................................................      18,028,019      (5,915,823)      9,011,729
    Prepaid expenses..................................................        (103,955)        107,765         (65,932)
    Income taxes refundable/payable...................................        (117,845)         99,042         133,250
    Other assets......................................................         470,620         635,024         173,267
    Accounts payable, restructuring accrual and accrued expenses......     (12,760,089)     13,066,094       1,879,566
    Due to affiliate..................................................      (1,854,685)      8,544,652         544,646
    Other liabilities.................................................         175,758        (816,822)        245,309
                                                                        --------------  --------------  --------------
  Net cash (used in) provided by operating activities.................        (870,469)     19,764,898      15,415,377
                                                                        --------------  --------------  --------------
Cash flows from investing activities:
  Purchase of plant and equipment.....................................         (39,800)       (563,601)     (1,170,042)
  Proceeds from sales of fixed assets.................................          32,048          34,081          16,500
  Proceeds from sale of short-term investments........................         671,382        --              --
  Funds issued for supplier note receivable                                   --              (100,000)       (150,000)
                                                                        --------------  --------------  --------------
  Net cash provided by (used in) investing activities.................         663,630        (629,520)     (1,303,542)
                                                                        --------------  --------------  --------------
Cash flows from financing activities:
  Payments to acquire treasury stock..................................  $     --        $     --        ($       3,100)
  Repayment of long-term debt.........................................        (445,000)       (445,000)       (445,000)
  Net repayment under notes payable, banks............................        --           (19,000,000)    (13,081,000)
                                                                        --------------  --------------  --------------
    Net cash used in financing activities.............................        (445,000)    (19,445,000)    (13,529,100)
                                                                        --------------  --------------  --------------
    Net (decrease) increase in cash...................................        (651,839)       (309,622)        582,735
Cash and cash equivalents, beginning of year..........................         725,198       1,034,820         452,085
                                                                        --------------  --------------  --------------
    Cash and cash equivalents, end of year............................  $       73,359  $      725,198  $    1,034,820
                                                                        --------------  --------------  --------------
                                                                        --------------  --------------  --------------
  Supplemental disclosures of cash flow information (see Note 1):
  Cash paid during the year for:
    Interest..........................................................  $      707,827  $    1,173,235  $    1,631,230
    Income taxes......................................................  $      107,342  $      251,553  $    2,271,231

   The accompanying notes are an integral part of the consolidated financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BUSINESS RISKS

    The Company is engaged in the garment business, in which it manufactures and distributes (predominantly to retail businesses) moderately priced ladies undergarments. Sales are made to department, specialty and chain stores throughout the United States. Triumph International Overseas Ltd., a Liechtenstein corporation ("Triumph"), was the Company's majority shareholder until April 26, 1995, when Triumph sold its interest. Maidenform Worldwide, Inc., ("Worldwide") a Delaware corporation, is the Company's ultimate majority shareholder by ownership of Maidenform Inc. ("Maidenform"), the Company's controlling shareholder, who, at December 3l, 1996 owned approximately 92% of the Company's outstanding common shares.

    The Registrant's foreign manufacturing sources are subject to the risks of doing business abroad, including increased transit time due to documentation and customs clearance requirements, import controls, trade barriers (including quotas), restrictions on the transfer of funds, burdens of complying with foreign laws as well as political and economic instability, in the countries in which its goods are produced.


RECLASSIFICATION

    Certain reclassifications have been made to prior years' financial statements to conform to the 1996 presentation.

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

INVESTMENTS

    In May 1994, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was issued by the Financial Accounting Standards Board. As permitted, the Company implemented this Standard on January 1, 1994. The effect of the adoption was immaterial to the Company. Investments consist primarily of mutual funds and bonds and are stated at market, which approximates cost.

INVENTORIES

    Inventories are stated at the lower-of-cost or market. Cost is determined on the first-in, first-out basis.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

    Property, plant and equipment are stated at cost. Depreciation has been computed by the straight-line method over the estimated useful lives of the assets, as follows: building and building improvements--l0 to 20 years and machinery and equipment--3 to 10 years.

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

OTHER ASSETS

    Other assets consist principally of a long-term portion of notes receivable of $487,618 due from a garment processor at December 31, 1995. The notes receivable also has a current portion of $412,213 and $400,000 as of December 31, 1996 and 1995, respectively. The notes bear interest at the prime rate. Payments are made based on the billings by the processor to the Company. The notes are being repaid by deduction from amounts owed by the Company to the processor for services performed. These non-cash investing activity deductions amounted to $475,405, $453,280 and $528,920 in 1996, 1995 and 1994,
respectively. It is estimated that the notes will be satisfied in 1997.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


CONCENTRATION OF CREDIT RISK

    Maidenform performs periodic credit evaluations of the Company's customers' financial condition. The Company has granted credit to one customer whose balance owed consisted of 7% of the Company's accounts receivable at December 31, 1996 and 10% of the Company's accounts receivable at December 31, 1995. The Company granted credit to a second customer whose balance owed consisted of 5% of the Company's accounts receivable at December 31, 1996 and 10% of the Company's accounts receivable at December 31, 1995.

2. INVENTORIES

    Inventories by major classifications are as follows:

                                                                                         1996           1995
                                                                                     -------------  -------------
Raw materials......................................................................  $   5,675,483  $   7,566,204
Work-in-process....................................................................      3,337,370     10,659,170
Finished goods.....................................................................     17,979,605     26,795,103
                                                                                     -------------  -------------
                                                                                     $  26,992,458  $  45,020,477
                                                                                     -------------  -------------
                                                                                     -------------  -------------

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at December 31, consisted of the following:

                                                                                         1996           1995
                                                                                     -------------  -------------
Land...............................................................................  $     213,173  $     239,867
Building and building improvements.................................................      4,519,385      6,334,777
Machinery and equipment............................................................      8,986,560     10,201,234
Construction in progress...........................................................          8,033         73,023
                                                                                     -------------  -------------
                                                                                        13,727,151     16,848,901
Less: Accumulated depreciation.....................................................      6,724,144      6,693,272
                                                                                     -------------  -------------
                                                                                     $   7,003,007  $  10,155,629
                                                                                     -------------  -------------
                                                                                     -------------  -------------

4. NOTES PAYABLE, BANKS

    The Company participates in the consolidated cash management system of its ultimate parent, Worldwide, and its subsidiaries ("the Maidenform Group"). As such the Company is a party to and its liquidity is dependent upon the Maidenform Group's financing arrangements. Substantially, all of the Company's non-payroll disbursements are controlled by the Maidenform Group. Except for the Industrial Development Bonds (see note 5), all of the Company's borrowings and liquidity resources are tied into the Maidenform Group's various debt facilities which include a revolving credit facility, term loan, and senior notes, collectively "the Loans", for which the Company's assets and stock are pledged as collateral.

    The Loans contain covenants that among other matters, restrict additional borrowings, dividends and other payments with respect to the Maidenform Group's capital stock and provide for the maintenance of minimum earnings before interest and taxes and consolidated net worth, and certain financial ratios, including current assets (excluding inventory) to current liabilities, debt to equity, fixed charge coverage and debt to operating cash flow ratios (all as defined).

    Events of default have occurred under the Loans from time to time during 1996 due to Maidenform Group's failure to comply with certain financial covenants and other provisions of the agreements. Due to the events of default, various agreements were executed with the lenders, such as forbearance agreement, amendments of existing debt covenants, and amendments of the maximum aggregate borrowing limitations. Pursuant to the forbearance agreement, and amendments thereto, among other things, the requirement of the Maidenform Group to comply with the covenants and other provisions were suspended and the banks and insurance companies agreed to forbear from exercising their rights and remedies arising from such existing events of default until May 31, 1997. The Maidenform Group has requested an extension of the forbearance period through September 30, 1997.

    The total aggregate borrowings under the Maidenform Group's debt facilities as of December 31,1996 were $171,162,000. Such amounts would be payable on demand if an event of default occurs upon expiration of the forbearance period. Further adjustments to the maximum aggregate borrowings transpired in 1997. The maximum allowable borrowing under the revolving credit arrangements at March 27, 1997 and to May 31, 1997 are $150,000,000, plus a maximum overadvance borrowing of $72,700,000. Further restrictions on the overadvance borrowings have been set by the lenders for various amounts at various periods ranging from a maximum overadvance of $72,700,000 for the period April 23-April 29, 1997 to maximum overadvance of $45,000,000 for the period April 30-May 31, 1997.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

5. LONG-TERM DEBT

    Long-term debt at December 31, 1996, consisted of $2,361,415 Series "A" Industrial Development Bonds (the Bonds) issued by Cortland County Industrial Development Agency. The Bonds are tax-exempt and bear interest at various rates based on maturity, ranging from 6.6% to 8%, and are payable on September 15 and March 15 of each year. Annual maturities are $445,000 through 1998, $210,000 in 1999, and $205,000 thereafter, through September 15, 2003.

    The Bonds are collateralized by a first mortgage on the land, facility and certain equipment purchased with the proceeds of the bond financing. The Bonds are also collateralized by an irrevocable letter of credit for $2,064,509 which was issued for the account of the Company in favor of the Bond Trustee for the benefit of the bondholders.


    Due to cross-default provisions of the bond and the Worldwide debt covenants (see Note 4), the full amount of the debt has been classified as a current liability.

6. INCOME TAXES

    The temporary differences which give rise to a significant portion of deferred tax assets and liability at December 31, 1996 and 1995 are as follows:

                                                                                          1996           1995
                                                                                      -------------  -------------
Inventory...........................................................................  $   3,216,325  $   1,415,103
Accounts receivable.................................................................        205,934        251,946
Depreciation........................................................................       (517,570)      (695,313)
Accruals............................................................................      1,756,579        853,627
Employee benefit plans..............................................................        549,779        595,519
Other...............................................................................        165,148         65,496
                                                                                      -------------  -------------
                                                                                          5,376,195      2,486,378
Less: Valuation allowance...........................................................     (3,794,874)      (736,756)
                                                                                      -------------  -------------
                                                                                      $   1,581,321  $   1,749,622
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

6. INCOME TAXES (CONTINUED)


    Net deferred taxes are classified as follows:

                                                                                            1996          1995
                                                                                        ------------  ------------
Current asset.........................................................................  $  1,902,035  $  2,058,824
Long-term liability...................................................................      (320,714)     (309,203)
                                                                                        ------------  ------------
                                                                                        $  1,581,321  $  1,749,622
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Reconciliation of federal statutory rate to the effective income tax rate for years ended December 31 follows:

                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
Statutory federal taxes.............................................................      (34.0)%     34.0%      34.0%
State income taxes, net of federal income tax benefit...............................         .5        4.8        1.8
Adjustment of the valuation allowance...............................................       17.9        1.0         .4
Section 936 incentive credit and other..............................................        1.4      (12.1)      (7.9)
                                                                                      ---------  ---------  ---------
                                                                                          (14.2)%     27.7%      28.3%
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

7. RETIREMENT BENEFIT PLANS

PENSION PLANS

    a. The Company has a noncontributory defined benefit pension plan. Employees may no longer accrue service benefits due to an amendment in 1991, but may continue to receive service benefits for vesting purposes. The Company funds an amount each year that is necessary to keep the plan on a sound actuarial basis.

    The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.0%, 7.0% and 7.5% at December 31, 1996, 1995 and 1994, respectively. The expected long-term rate of return on assets used to determine the net pension cost was 8% for the years ended December 31, 1996, 1995 and 1994.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

    A summary of the plan's funded status reconciled to the amounts reported in the Company's consolidated balance sheet at December 31 is as follows:

                                                                                         1996           1995
                                                                                     -------------  -------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $1,757,855 and
    $1,713,533.....................................................................  $  (1,760,096) $  (1,720,724)
Projected benefit obligation for service provided to date..........................  $  (1,760,096) $  (1,720,724)
Plan assets at fair value, primarily cash equivalents and U. S. government
  securities.......................................................................      1,336,308      1,436,380
                                                                                     -------------  -------------
  Projected benefit obligation in excess of plan assets............................       (423,788)      (284,344)
Unrecognized net loss..............................................................        309,713        (75,369)
                                                                                     -------------  -------------
Accrued pension cost...............................................................       (114,075)      (208,975)
Minimum pension liability..........................................................       (309,713)       (75,369)
                                                                                     -------------  -------------
  Unfunded pension liability included in accrued expenses..........................  $    (423,788) $    (284,344)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
Net pension cost includes:
  Interest cost............................................................  $   119,729  $   118,216  $   108,896
  Actual return on plan assets.............................................      (19,585)    (291,830)     106,687
  Net amortization and deferral............................................      (87,137)     198,880     (210,793)
                                                                             -----------  -----------  -----------
                                                                             $    13,007  $    25,266  $     4,790
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    b. On January 1, 1992, the Company implemented a defined contribution plan covering all participants in the defined benefit plan or active Continental U.S. employees age 21 or older with one year of service except for certain executives. Contributions to the plan are determined at the discretion of the Board of Directors and are based on participants' age and compensation. Salary deferrals may be made by the participants commencing January 1, 1994. Total defined contributions costs for 1996, 1995 and 1994 were $0, $253,500, and $247,794, respectively.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

    The Company provides for certain limited postretirement medical and life insurance benefits covering certain employees hired prior to December 1, 1977.

    The Accumulated Postretirement Benefit Obligation was determined using a discount rate of 7.0% at December 31, 1996 and 1995. The assumed healthcare cost trend rate used was 9% for 1996; the rate was assumed to decrease gradually to 5% by the year 2008 and remain at that level thereafter.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

7. RETIREMENT BENEFIT PLANS (CONTINUED)

    A summary of the plan's funded status reconciled to the amounts reported in the company's consolidated balance sheets at December 31, 1996 and 1995 are as follows:

                                                                                            1996          1995
                                                                                        ------------  ------------
Accumulated Postretirement Benefit Obligation (APBO):
  Retirees............................................................................  $    774,535  $    712,830
  Active plan participants fully eligible.............................................       184,120       271,467
  Other active plan participants......................................................       262,509       293,920
                                                                                        ------------  ------------
      Total APBO......................................................................     1,221,164     1,278,217
Plan assets at fair value.............................................................       --            --
                                                                                        ------------  ------------
  APBO in excess of plan assets.......................................................     1,221,164     1,278,217
                                                                                        ------------  ------------
Unrecognized net gain.................................................................       178,885        77,536
                                                                                        ------------  ------------
  Accrued postretirement benefit obligation included in other liabilities.............  $  1,400,049  $  1,355,753
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Net Periodic Postretirement Benefit Expense:
  Service cost...................................................................  $   9,809  $  10,300  $  12,200
  Interest cost..................................................................     79,617     85,200     84,400
  Amortization of gains in excess of corridor....................................    (14,025)    (7,100)    --
                                                                                   ---------  ---------  ---------
  Net periodic postretirement benefit expense....................................  $  75,401  $  88,400  $  96,600
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    A discount rate of 7.0%, 7.0% and 7.5% was used to determine the net periodic postretirement benefit expense for December 31, 1996, 1995 and 1994, respectively. Increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $44,500 and increase the aggregate of the service cost and interest cost of net periodic postretirement benefit expense by $4,088.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

8. COMMITMENTS

LEASES

    Rent expense was approximately $482,435, $467,000 and $262,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum lease commitments, exclusive of real estate taxes and other expenses, under all noncancelable real property operating leases at December 31, 1996 are as follows:

1997..............................................................  $ 493,040
1998..............................................................    516,017
1999..............................................................    495,069
2000..............................................................    474,030
2001..............................................................    479,852
Thereafter........................................................    686,617

    The leases provide for the payment of increases in real estate taxes and other costs.

9. RESTRUCTURING OF OPERATIONS

    During 1996, the Company recorded a $4,285,564 pretax charge for the closure of the subsidiary's facilities in Puerto Rico and the closure of the Company's manufacturing and administrative facility in Cortland, New York. The components of the $4,285,564 restructuring charge include: $3,132,087 for personnel reduction, $675,477 for commitments related to the subsidiary's two leased Puerto Rican manufacturing facilities, and $478,000 for an impairment loss on the Cortland administrative manufacturing facility. The Company plans to sell the administrative and manufacturing facility, which has a carrying value of $1,224,538 at December 31,1996 and has estimated the sales value, net of related disposal costs of $746,948. The $3,132,087 for personnel reductions primarily represents severance costs and benefits associated with the elimination of nearly 1400 employees.

    The primary employee groups affected include sales, administrative and garment manufacturing personnel in Puerto Rico and Cortland, New York. Operations that were performed in the facilities that have been closed are being performed in other facilities that belong to the Company's parent group and the costs of these services have been charged to the Company.

    As of December 31, 1996, the Company has recorded approximately $1,550,000 in actual expenditures against the 1996 restructuring accrual. The $1,550,000 cash expenditures includes personnel reduction costs of $1,467,000, primarily composed of payments of severance costs for over 1100 employees. The remaining cash expenditures represent costs related to the commitments of the two leased Puerto Rican manufacturing facilities.

10. RELATED PARTY TRANSACTIONS

    During 1996, 1995 and 1994, the Company purchased merchandise and contracted labor from Triumph and its affiliates amounting to $16,626,865, $25,601,000, and $17,900,000, respectively. During 1996, Triumph agreed to extend terms of payment to the Company and began charging interest on the amounts owed which aged beyond 30 days payment terms. The rate of interest charged is 9% and the amounts paid in 1996 were $449,000. As of December 31, 1996 and 1995 the payable to Triumph was $6,271,081 and $5,172,771, respectively.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

10. RELATED PARTY TRANSACTIONS (CONTINUED)

    The Company's sales to Maidenform from April 26, 1995 to December 31, 1995 were $2,595,000 and $5,487,300 for 1996. The Company also has remitted to Maidenform $13,894,000 as repayment of the advances made by Maidenform used to satisfy the Company's bank debt on April 26, 1995. The Company is charged a rate which approximates prime plus 1% on its intercompany balance with Maidenform.

    The Company also purchased labor from Maidenform in 1996 for $1,181,000. Amounts payable to Maidenform at December 31, 1996 and 1995 were $2,621,727 and $5,904,383, respectively. Maidenform charged the Company interest of $955,560 for the year ended December 31, 1996.

    During 1996, the Company transferred $464,856 worth of equipment to Maidenform at net book value. This is a non-cash operating and investing activity for purposes of the cash flow.

11. MAJOR CUSTOMERS

    The Company had sales to one customer which approximated 16% in 1996, 16% in 1995, and 17% in 1994. Sales to another customer approximated 6% in 1996, 14% in 1995, and 18% in 1994 and sales to a third customer approximated 9% in 1996, 11% in 1995, and 9% in 1994.

12. CONTINGENCIES

    The Company is subject to actions that arise in the ordinary course of its business activities. Management believes that any resolution of such matters will not materially affect the financial position or results of operations of the Company. Management believes that they have meritorious defenses and intends to vigorously defend such actions.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

    Long term debt: The Company believes the fair value of its long-term debt approximates its carrying value as the debt is at a fixed rate that approximates the rate at which the Company could currently borrow similar funds in the same jurisdiction. The carrying value of borrowings by the Company, as part of the Maidenform Group, under the various debt facilities (see note 4) approximate their fair value.


14. LIQUIDITY

    The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced a decline in the trend of earnings with a net (loss) gain of ($12,769,000), $2,750,664, and $5,90l,012 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, Worldwide also had losses for the years ended December 31, 1996 and 1995. As more fully described in Note 5, due to cross-default provisions with Worldwide's debt, the IDA debt has been classified as current in the financial statements since payment on the debt could be demanded by the creditor, upon the existence of an Event of Default under the Worldwide debt beyond the expiration of the forbearance period.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

    The Company participates in the consolidated cash management system of its ultimate parent, Worldwide. As such the Company is a party to and its liquidity is dependent upon Worldwide's financing arrangements. Substantially all of the Company's nonpayroll disbursements are controlled by Worldwide. Worldwide is currently in the process of trying to obtain additional financing arrangements since their current financing arrangement expires on May 31, 1997. However, no assurance can be given that Worldwide will be successful in obtaining additional financing which the Company feels would allow it to continue in business and allow it to realize its assets and liquidate its liabilities as they become due.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
NCC Industries, Inc.
Cortland, New York


Our report on the consolidated financial statements of NCC Industries, Inc. and Subsidiary is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the respective year's financial statement schedule on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule for the respective year referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                         COOPERS & LYBRAND L.L.P.



                                         Syracuse, New York
                                         February 3, 1997

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 ---------------

                          COL. A                               COL. B       COL. C       COL. D          COL. E
                        ----------                            ----------  ---------     ---------      ----------
                                                                          ADDITIONS
                                                              BALANCE AT  CHARGED TO                   BALANCE AT
                                                              BEGINNING    COSTS AND                     END
                        DESCRIPTION                           OF PERIOD    EXPENSES     DEDUCTIONS     OF PERIOD
------------------------------------------------------------  ----------  -----------  ------------  -------------

                        1996

Allowance for doubtful accounts receivable..................  $  432,000   $ 120,000   $  65,000 (b) $     487,000
                                                              ----------  -----------  ------------  -------------
                                                              ----------  -----------  ------------  -------------

                        1995

Allowance for doubtful accounts receivable..................  $  350,000   $ 108,000   $  26,000 (a) $     432,000
                                                              ----------  -----------  ------------  -------------
                                                              ----------  -----------  ------------  -------------

                        1994

Allowance for doubtful accounts receivable..................  $  350,000   ($ 16,447)  ($ 16,447)(b) $     350,000
                                                              ----------  -----------  ------------  -------------
                                                              ----------  -----------  ------------  -------------

------------------------

(a) Uncollectible accounts written off.

(b) Uncollectible accounts written off net of bad debt recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:

                                    NCC INDUSTRIES INC.

                                    By /s/ Steven N. Masket
                                    ------------------------------
                                    Steven N. Masket
                                    Executive Vice President -
                                    General Counsel,
                                    Secretary



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   Dates
                                   ------

/s/ Elizabeth J. Coleman
----------------------------       April 15, 1997
Elizabeth J. Coleman
Chairman, President, and
Chief Executive Officer
(Principal Executive Officer)


/s/ David C. Masket
----------------------------        April 15, 1997
David C. Masket
Vice Chairman

/s/ Robert H. Stroup
---------------------------         April 15, 1997
Robert H. Stroup
Director

/s/ Steven N. Masket
----------------------------        April 15, 1997
Steven N. Masket
Executive Vice President -
General Counsel, Secretary

/s/ Frank Stull
--------------------------          April 15, 1997
Frank Stull
Executive Vice President -
Chief Financial Officer
(Principal Financial and
Accounting Officer)

                                                          EXHIBIT INDEX

EXHIBIT NO.                                                DESCRIPTION                                                  PAGE
-------------  ----------------------------------------------------------------------------------------------------     -----
 3(i)           (1)       Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of
                          Registrant Form 10-K for the Year ended December 31, 1980).                                       *

  (i)           (2)       Amendment to Certificate of Incorporation of Registrant, dated June 13, 1986
                          (incorporated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended           *
                          December 31, 1986).

  (ii)          (1)       Bylaws of Registrant.

                (2)       Amendment to Bylaws of Registrant.

 4             Omitted (Inapplicable).                                                                                      *

10(a)          (1)        Omitted (Inapplicable).                                                                           *

               (2)        Omitted (Inapplicable).                                                                           *

               (3)        Omitted (Inapplicable).                                                                           *

               (4)        Letter Agreement, dated July 30, 1991, between Registrant and Bratex Dominicana, C. por
                          A. ("Bratex"), providing for a loan to Bratex and for the provisions of product assembling, sewing, packaging and shipping services for Registrant by Bratex
                          (incorporated by reference to Exhibit 10(a)(5) of Registrant's Form 10-K for the year
                          ended December 31, 1994).                                                                         *

               (5)        Letter Agreement, dated November 19, 1992, between Registrant and Bratex, providing for an additional loan to Bratex for the packaging and shipping services for Registrant by
                          Bratex (incorporated by reference to Exhibit 10(a)(6) of Registrant's Form 10-K for the
                          year ended December 31, 1994).                                                                    *

               (6)        Letter Agreement, dated as of June 18, 1994, between Registrant and Bratex, providing for additional loans and advances to Bratex and for the provision of product assembling, sewing, packaging and shipping services for Registrant by Bratex (incorporated by reference to Exhibit 10(a)(7) of Registrant's Form 10-K for the year ended December
                          31,1994).                                                                                         *

------------------------
* Incorporated by reference

EXHIBIT NO.                                                DESCRIPTION                                                  PAGE
-------------  ----------------------------------------------------------------------------------------------------     -----
10 (b)         (1)        Omitted (Inapplicable).                                                                           *

               (2)        Lease of New York, New York property at 465 Park Avenue, (incorporated by reference to
                          Exhibit 10(b)(3) of Registrant's Form 10-K for the year ended December 31, 1991).                 *

               (3)        Omitted (Inapplicable).                                                                           *

               (4)        Stock Purchase Agreement dated April 26 1996 between Maidenform Worldwide, Inc. And
                          Certain Stockholders of NCC Industries, Inc., as Sellers. (incorporated by reference to
                          Exhibit 10(a)(1) of Registrant's Form 10-Q for the quarter ended April 1, 1996).                  *

               (5)        Stock Sale Agreement dated April 26, 1996 between Triumph International Overseas Ltd., various Sellers and Catherine C. Brawer, as agent for the Sellers. (incorporated by reference to Exhibit 10(a)(2) of Registrant's Form 10-Q for the quarter ended April 1,
                          1996).                                                                                             *

               (6)        Loan Agreement dated April 26, 1996 from various banks to Maidenform Worldwide and its affiliates. (incorporated by reference to Exhibit 10(a)(3) of Registrant's Form 10-Q for
                          the quarter ended April 1, 1996).                                                                  *

               (7)        Amended and Restated Note Purchase Agreement dated April 26, 1996. (incorporated by reference to Exhibit 10(a)(4) of Registrant's Form 10-Q for the quarter ended April 1,
                          1996).                                                                                             *

               (8)        Security Agreement dated April 26, 1996. (incorporated by reference to Exhibit 10(a)(5)
                          of Registrant's Form 10-Q for the quarter ended April 1, 1996).                                    *

               (9)        Pledge Agreement dated April 26, 1996. (incorporated by reference to Exhibit 10(a)(6) of
                          Registrant's Form 10-Q for the quarter ended April 1, 1996).                                       *



------------------------

*   Incorporated by reference

EXHIBIT NO.                                                DESCRIPTION                                                    PAGE
-------------  ----------------------------------------------------------------------------------------------------       -----


10(b) cont     (10)       Amendment to Series A Credit and Reimbursement Agreement. (incorporated by reference to
                          Exhibit 10(a)(8) of Registrant's Form 10-Q for the quarter ended April 1, 1996.                     *

               (11)       Consent to Second Lien. (incorporated by reference to Exhibit 10(a)(9) of Registrant's
                          Form 10-Q for the quarter ended April 1, 1996.                                                      *

               (12)       First Amendment to Loan Agreement dated March 29, 1996. See Exhibit 10(a)(6)
                          (incorporated by reference to Exhibit 10(b)(12) of Registrant's Form 10-K for the year ended December 31, 1995).

               (13)       Amendment to the Amended and Restated Note Purchase Agreement dated March 29, 1996.
                          (incorporated by reference to Exhibit 10(b)(13) of Registrant's Form 10-K for the year ended December 31, 1995).

               (14)       Reaffirmation Agreement dated March 29, 1996. (incorporated by reference to Exhibit
                          10(b)(14) of Registrant's Form 10-K for the year ended December 31, 1995).

(10)(c)        (1)        Omitted (Inapplicable).

               (2)        Omitted (Inapplicable).

               (3)        Omitted (Inapplicable).

               (4)        Omitted (Inapplicable).

               (5)        Omitted (Inapplicable).

               (6)        Omitted (Inapplicable).

               (7)        Omitted (Inapplicable).

               (8)        Employment Agreement dated April 26, 1996 between Maidenform, Inc. and Frank Magrone.
                          (incorporated by reference to Exhibit 10(a)(10) of Registrant's Form 10-Q for the quarter
                          ended April 1, 1996.                                                                                *


------------------------

*   Incorporated by reference

EXHIBIT NO.                                                DESCRIPTION                                                    PAGE
-------------  ----------------------------------------------------------------------------------------------------       -----
 10 (c) cont   Letter Agreement, between Registrant and Intimate Apparel Designs Incorporated, dated February 25,
               1995, with respect to services of Arthur Rubin (incorporated by reference to Exhibit 10(c)(11) of
               Registrant's Form 10-K for the year ended December 31, 1994).                                                  *

 10 (d)        (1)        Installment Sale Agreement, dated as of August 1, 1988, between the Cortland County
                          Industrial Development Agency (the "IDA") and Registrant (incorporated by reference to
                          Exhibit 28(a)(1) of Registrant's Form 10-Q for the quarter ended October 1, 1988).                  *

               (2)        Amendment to Installment Sale Agreement, dated as of September 1, 1998, between the IDA and Registrant (incorporated by reference Exhibit 28(a)(2) of Registrant's Form 10-K for
                          the year ended December 31, 1988).                                                                  *

               (3)        Trust Indenture, dated as of September 1, 1988, between the IDA and Key Trust Company
                          (the "Trustee"), approved and consented to by Registrant (incorporated by reference to
                          Exhibit 28(b)(2) of Registrant's Form 10-Q for the quarter ended October 1, 1988).                  *

               (4)        Irrevocable Transferable Letter of Credit, dated September 30, 1988, from Norstar to the
                          Trustee for the account of Registrant (incorporated by reference to Exhibit 28(b)(3) of
                          Registrant's Form 10-Q for the quarter ended October 1, 1988).                                      *

               (5)        Series A Credit and Reimbursement Agreement, dated as of September 1, 1988, between
                          Registrant and Norstar (incorporated by reference to Exhibit 28(b)(4) of Registrant's
                          Form 10-Q for the quarter ended October 1, 1988).                                                   *

               (6)        Series A Mortgage, dated as of September 1, 1988, from the IDA and Registrant to the
                          Trustee and Norstar (incorporated by reference to Exhibit 28(b)(5) of Registrant's Form
                          10-Q the quarter ended October 1, 1988).                                                            *


------------------------

*   Incorporated by reference
                                       52

EXHIBIT NO.                                                DESCRIPTION                                                    PAGE
-------------  ----------------------------------------------------------------------------------------------------       -----
10(d) cont     (7)        Series A Pledge and Assignment, dated as of September 1, 1988, from the IDA to the
                          Trustee, acknowledged by Registrant (incorporated by reference to Exhibit 28(b)(6) of
                          Registrant's Form 10-Q for the quarter ended October 1, 1988).                                      *

               (8)        Series A Guaranty, dated as of September 1, 1988, from Registrant to Norstar
                          (incorporated by reference to Exhibit 28(b)(7) of Registrant's Form 10-Q for the quarter
                          ended October 1, 1988).                                                                             *

               (9)        Tax Regulatory Agreement, dated October 6, 1985, for Registrant for the benefit of the
                          IDA, the Trustee and Norstar (incorporated by reference to Exhibit 28(b)(8) of
                          Registrant's Form 10-Q for the quarter ended October 1, 1988).                                      *

              (10)        Bond Purchase Agreement, dated September 29, 1988,among the IDA, Registrant, Norstar and
                          First Albany Corporation (incorporated by reference to Exhibit 28(b)(10) of Registrant's
                          Form 10-K for the year ended December 31, 1988).                                                    *

10(e)          (1)        Second Amendment to Loan Agreement dated September 11, 1996, (incorporated by reference
                          to Exhibit 10.1 to the Registrant's 10-Q for the quarter ended September 28, 1996).                 *

               (2)        Forbearance Agreement dated September 11, 1996, (incorporated by reference to
                          Exhibit 10.2 to the Registrant's 10-Q for the quarter ended September 28, 1996).                    *

               (3)        Second Amendment to Note Purchase Agreement dated September 11, 1996, (incorporated by reference to Exhibit 10.3 to the Registrant's 10-Q for the quarter ended
                          September 28, 1996).                                                                                *

10(f)          (1)        Amended and Restated Loan Agreement dated as of December 20, 1996.

(21)           Subsidiaries of Registrant (incorporated by reference to Exhibit 22 of Registrant's Form 10-K for
               the year ended December 31, 1991).                                                                             *

24(a)          Omitted (Inapplicable).

  (b)          Omitted (Inapplicable).

27             Financial Data Schedule                                                                                      126

------------------------

*   Incorporated by reference