Form 10-Q
period 1997-03-29
NCC INDUSTRIES INC
filed 1997-05-14
CIK 70855

SECURITIES AND EXCHANGE COMMISSION
			                             Washington D.C.  20549


            ( MARK ONE)				FORM 10-Q

                X     		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	                     		OF THE SECURITIES EXCHANGE ACT OF 1934
		                     	For the Quarterly period ended March 29, 1997


             _________		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

				Yes    X    		No
	At March 29, 1997, there were outstanding 4,375,492 shares of registrant's Common Stock, par value $1.00 per share.














                             NCC INDUSTRIES, INC.


                                  FORM 10-Q

                                   INDEX


 PART I.	FINANCIAL INFORMATION:

 		Item 1.  Financial Statements:				                           	   Page No.

		   Consolidated Balance Sheets			                                   		3

		   Consolidated Statements of Operations and Retained Earnings        4

		   Consolidated Statements of Cash Flows	                         				5

		   Notes to Financial Statements			                                			7

		Item 2.  Management's Discussion and Analysis of
			        Financial Condition and Results of Operations              		9

PART II.     OTHER INFORMATION:

		Item 1.  Legal Proceedings		                                  		     12

		Item 6.  Exhibits and Reports on Form 8-K			                   	     13

SIGNATURES				                                             							     15

















							-2-






				PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

          			   NCC INDUSTRIES, INC. AND SUBSIDIARY
					                      BALANCE SHEETS
					                       (UNAUDITED)

							                                       March 29, 	      December 31,
								                                         1997        		   1996
ASSETS

Current assets
  Cash and cash equivalents			              $    15,208      $    73,359
  Accounts receivable, net                    6,217,152       10,007,836
  Income tax refundable                             -            117,845
  Inventories (Note 2)		                			  25,226,854       26,992,458
  Other current assets                        2,248,285        2,294,237
  Total current assets                       33,707,499       39,485,735
Property, plant and equipment at cost, net    7,233,060        7,749,955
Other assets                                     89,734           97,897
Total assets				                            $41,030,293      $47,333,587


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses     $ 6,778,939      $ 8,907,721
  Due to affiliates                           6,297,226        8,757,613
  Current portion oflong-term debt            1,916,415        1,916,415

  Total current liabilities                 $14,992,580      $19,581,749

  Other liabilities                           1,456,811        1,852,225
  Shareholders' equity      			              24,580,902       25,899,613
 Total liabilities and shareholders' equity $41,030,293      $47,333,587

	                   See notes to financial statements.

                                -3-

                         NCC INDUSTRIES, INC. AND SUBSIDIARY
                     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                              _____Three  Months  Ended______
                                               March 29,            March 30,
                                              ____1997___          ___1996___

   STATEMENTS OF OPERATIONS
   Net Sales                                 $12,294,976         $ 22,694,362
    Cost and expenses
       Cost of sales, shipping, selling,
       general and administrative expenses    13,314,007           23,157,061

       Interest expense                          286,888              330,265

                                              13,600,895           23,487,326

    Loss before income taxes                 ($1,305,919)        ($   792,964)

    Income taxes  (benefit)                       12,792          (   262,530)

    Net loss                                 ($1,318,711)        ($   530,434)

    Loss per common share                          ($.30)               ($.12)

    Weighted average shares used in
     computing per share amounts (Note 3)      4,375,492            4,375,492


    STATEMENTS OF RETAINED EARNINGS

   Retained earnings, beginning              $18,637,889          $31,645,396


   Net loss                                 (  1,318,711)        (    530,434)

   Retained earnings, ending                 $17,319,178         $ 31,114,962

                      See notes to financial statements.
                                 -4-
                    				     NCC INDUSTRIES, INC. AND SUBSIDIARY
                                   STATEMENTS OF CASH FLOWS
					                                   (UNAUDITED)

                               													    ___Three Months Ended____

                          												          March 29,       March 30,
						                                          __1997 __       __1996___
Cash flows from operating activities

     	Net loss                                ($ 1,318,711)   ($ 530,434)

	Adjustments to reconcile net loss to net cash provided by operating activities:

	Depreciation				                    						        352,722       387,519
	Amortization                                        3,484         4,292
 Provision for losses on accounts receivable				    30,000 	     30,000
 Loss from sale of equipment 					       		        183,027	      32,987

	Net change in operating assets and liabilities
 Decrease (increase) in accounts receivable      3,760,684      654,044
	Decrease (increase) in inventory							         1,765,604   (5,947,056)
	(Decrease) increase in accounts
	  payable and accrued expenses                 (2,128,782)   5,566,003
 Decrease in income taxes refundable	              117,845
	Decrease in other assets	      					           	    4,679	     125,777
 Decrease in amounts due to affiliate           (2,460,387)
(Decrease) increase in other liabilities				    (  395,414)     832,155
 Increase (decrease) in other current assets        45,952   (  548,306)
Net cash (used in) provided by operating activities(39,297)     606,981

 Cash flows from investing activities
	Purchase of plant & equipment						    		         (18,854)  (   33,24l)
	Proceeds from sales of investments							            --        278,000
Net cash (used in) provided by investing activities(18,854)     244,759





                         						See notes to financial statements.

            							NCC INDUSTRIES, INC. AND SUBSIDIARY
						            	STATEMENTS OF CASH FLOWS (CONTINUED)
									                     (UNAUDITED)

											                                            Three Months Ended

                                               March 29,	            March 30,
												                                     1997			               1996



	Net (decrease) increase in cash               $  (58,151)      $    851,740

	Cash, beginning of year	                      $   73,359       $    725,198

	Cash, end of quarter                       			$   15,208       $  1,576,938

Supplemental disclosure of cash flow information


Cash paid during the three months for interest	$  226,054        $   164,273

Cash paid during the three months for income taxes$97,702       $    -  -

                                             See notes to financial statements.

                         				NCC INDUSTRIES, INC. AND SUBSIDIARY
				                            NOTES TO FINANCIAL STATEMENTS




	1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial	statements have
been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim period have been included. Operating results for the three month period ended
March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Registrant is engaged in the garment business, in which it manufactures and distributes (predominantly to retail businesses) moderately priced ladies undergarments. Sales are made to department, specialty and chain stores throughout the United States. Triumph International Overseas Ltd., a Liechtenstein corporation ("Triumph"), was Registrant's majority shareholder until April 26, 1995, when Triumph sold its interest. Maidenform Worldwide, Inc., a Delaware corporation ("Worldwide"), is Registrant's ultimate majority shareholder by ownership of Maidenform Inc. ("Maidenform"), Registrant's controlling shareholder who, at March 29, 1997, owned approximately 92.4% of Registrant's outstanding shares.

	2. Inventory:

	   a) Inventories at March 29, 1997 are stated at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company.

	   b)  Inventories for all periods indicated consist of the following:

     		                                    March 29,        December 31,
                                             1997              1996
                              						      (unaudited)    		  (audited)	__

 		Raw Materials		                       $  8,667,303        $  5,675,483
 		Work in process	                     		  3,513,624           3,337,370
   Finished goods	                         13,045,927          17,979,605
	         Total                          $ 25,226,854        $ 26,992,458



	3. Net loss per share:

	Per share amounts are based on the weighted average number of shares outstanding during the period.

	4. Debt:

Registrant's financial statements for the year ended December 31,1996 	were
prepared on a going concern basis which contemplates the	realization of
assets and the settlement of liabilities and commitments	in the normal course
of business.  Registrant has experienced a decline	in the trend of earnings
with a net (loss) income of ($12,697,794),	$2,750,664, and $5,901,012 for the
years ended December 31, 1996, 1995 	and 1994, respectively.  In addition,
Worldwide also had losses for the 	years ended

Registrant participates in the consolidated cash management system of	its
ultimate parent, Worldwide. As such, Registrant is a party to, and its liquidity is dependent upon, Worldwide's financing arrangements.
Substantially all of Registrant's non-payroll disbursements are controlled by
Worldwide.  Worldwide is currently in the process of	trying to obtain
additional financing arrangements since their current	financing arrangement
expires on September 30, 1997.  However, no	assurance can be given that
Worldwide will be succesful in obtaining additional financing which Registrant
feels will allow it to continue	in business and allow it to realize its
assets and liquidate its liabilities as they become due.


The Registrant's long-term debt has been reclassified as a current	liability
as cross-default provisions with Worldwide's debt could allow	the debt to be
called if an event of default exists beyond the expiration of the forebearance period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

 	The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for forward-looking statements. This Quarterly Report contains certain forward-looking statements and information based upon the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Quarterly Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for Registrant's products, Registrant's future working capital requiements, general economic conditions, government regulation, competition, and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Results of Operations

	Net sales for the first quarter of 1997 declined by 46% from $22,695,000 at
March 30,1996 to $12,295,000 at March 29, 1997.  This decrease is principally due to a decrease in shipments of Registrant's products primarily to Mast,
Mervyn's, J.C. Penney and the branded businesses, as well as Registrant's failure to timely ship stock to certain customers because of liquidity constraints.  Registrant continues to experience delays in receipt of stock necessary to fill orders.

   Unit volume declined 38% for the first quarter of 1997 compared to the first quarter of 1996 and average selling price per unit declined 13% over the same period.

   Cost of sales, shipping and selling expenses increased as a percentage of sales for the first quarter of 1997 as compared to the first quarter of 1996 primarily due to a decline in number of units shipped. Notwithstanding declines in sales volume, general and administrative expenses were consistent for the first quarter of 1997 as compared to the first quarter of 1996 as a percentage of sales.

   Interest expense was lower during the first quarter of 1997 as compared to the first quarter of 1996 due to lower average intercompany liabilities.

	As a result of the aforementioned items, net loss increased to $1,318,711 in the first quarter of 1997 as compared to $530,434 in the first quarter of 1996.

Financial Condition

	Net cash flows used in operating activities was $39,000 during the first quarter of 1997 as compared to $607,000 provided by operations during the first quarter of 1996. This was due primarily to decreases in accounts payable and amounts due to affiliate and the net loss for the period partially offset by decreases in accounts receivable and inventory. Inventory decreased primarily due to lower-than-anticipated receipts of stocks in the first quarter of 1997.

	Net cash flows from investing activities decreased due to non-recurring sale of investments in the prior year.

	Working capital was $18,715,000 at March 29, 1997, as compared to $19,904,000 at December 31, 1996.

Liquidity

	Registrant participates in the consolidated cash management system of its ultimate parent, Worldwide, and its subsidiaries, including Maidenform and the Registrant (collectively, the "Maidenform Group"). As such, Registrant is a party to, and its liquidity is dependent upon, the Maidenform Group's financing arrangements. In April 1995, the Maidenform Group entered into a bank loan agreement for a revolving credit facility for $120,000,000 and a term loan of $50,000,000 (the "Bank Loan Agreement"), and amended and restated its senior note agreement with respect to $30,000,000 principal amount in senior notes (the "Senior Note Agreement" and, collectively, with the Bank Loan Agreement, the "Maidenform Loan Agreements"). The revolving credit facility, which had an expiration date of April 25, 1998, limited borrowings to certain percentages of the Maidenform Group's trade accounts receivable and inventories. The term loan was repayable in increasing quarterly principal installments ranging from $2,000,000 to $3,000,000 commencing on June 30, 1996 through maturity on March 31, 2001. The senior notes are due on September 30, 2003, payable in annual principal installments of $4,285,714 on each September 30, commencing 1997 through 2000. In connection with such financings, Registrant's assets and 92.4% of its stock were pledged as collateral. In the event of a default by Registrant or any other member of the Maidenform Group, the lenders could demand repayment of all amounts outstanding and assert their rights as secured creditors against any member of the Maidenform Group, including the Registrant. On March 29, 1996, the Bank Loan Agreement was amended and the Maidenform Group borrowed an additional $20,000,000 under a new term loan which was repaid in two installments in 1996.

In 1996 events of default occurred under the Maidenform Loan Agreements from time to time due to the Maidenform Group's failure to comply with certain financial covenants and other provisions of such agreements. In
September 1996, the Maidenform Loan Agreements were amended whereby the lenders agreed to forbear from exercising their rights and remedies arising from such events of default through January 17, 1997 and to permit overadvances which allow borrowings beyond the borrowing base tied to inventory and accounts receivable up to a maximum credit limit. In December 1996, the Bank Loan Agreement was amended and restated and replaced with a new loan facility (the "New Bank Loan Agreement" and, collectively with the Senior Note Agreement, as amended, the "New Maidenform Loan Agreements"), which increased the revolving credit facility up to a maximum of $145,000,000, provided for a term loan in the original principal amount of $50,000,000, and extended the forbearance until May 31, 1997. In addition, the Senior Note Agreement was amended in order to conform certain provisions therein with the provisions in the New Bank Loan Agreement. In March 1997, the New Bank Loan Agreement was amended to modify the overadvance formula to allow the Maidenform Group to obtain borrowings up to the maximum credit limit. In April 1997, the New Bank Loan Agreement was further amended to increase the available overadvances to allow access to the maximum credit limit, increase the maximum revolving credit limit up to $150,000,000, and amend the forbearance agreement so that certain covenants relating to the first quarter of 1997 were suspended. In May 1997, the New Bank Loan

Agreement was again amended to increase the available overadvances to allow access to the maximum credit limit, maintain the small increase in the revolving credit facility amount obtained in the April amendment, and extend the forbearance period through September 30, 1997.

Under the New Maidenform Loan Agreements, Registrant's assets and 92.4% of its stock are pledged as collateral. In the event of a default by Registrant or any other member of the Maidenform Group under the New Maidenform Loan Agreements, the lenders can demand repayment of all amounts outstanding and assert their rights as secured creditors against any member of the Maidenform Group, including Registrant.

The New Maidenform Loan Agreements contain covenants that, among other matters, restrict additional borrowings, dividends and other payments with respect to the Maidenform Group's capital stock and provide for the maintenance of minimum consolidated tangible net worth and certain financial ratios, including current assets (excluding inventory) to current liabilities, debt to equity, fixed charge coverage and debt to operating cash flow ratios (all as defined). However, as stated above, these financial covenants have been suspended through September 30, 1997. At March 29, 1997, no amounts of retained earnings were available for dividends.

As of March 29, 1997, outstanding borrowings under the then existing revolving credit facility amounted to $142,634,344. In addition, outstanding letters of credit (which reduce the maximum available borrowing) issued by the banks for the account of the Maidenform Group under the facility amounted to approximately $3,000,000.

For the year ended December 31, 1996, Worldwide reported a net loss in an undisclosed amount and Registrant reported a net loss of $12,697,794. Registrant's independent auditors have included "going concern" qualification in their audit report as of December 31, 1996 and 1995 and the years then ended. In May 1997, the Maidenform Group and its senior lenders entered into an amendment to increase and continue the available overadvances to allow access to the maximum credit limit, maintain the small increase in the revolving credit facility amount obtained in the April amendment, and extend the forbearance period through September 30, 1997. The Maidenform Group is currently in the process of trying to obtain additional financing arrangements since their current financing arrangement expires on September 30, 1997. However, no assurance can be given that the Maidenform Group will be successful in obtaining additional financing which Registrant feels would allow it to continue in business and allow it to realize its assets and liquidate its liabilities as they become due.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During 1996, Herzog, Heine Geduld, Inc. ("HHG"), the owner of approximately 30,214 shares of Registrant's common stock and the principal market maker for Registrant's common stock, commenced a purported class action (the "Action") against Registrant, Maidenform, Worldwide, Triumph, Guenther Spiesshofer, a former director and shareholder of Registrant ("Spiesshofer"), and Frank Magrone, a former officer, director and shareholder of Registrant ("Magrone"). The Action, which HHG sought to maintain on behalf of itself and a putative class of all public shareholders of Registrant as of April 26, 1995 was commenced in New York State Court (the "Court"), seeks compensatory damages in an unspecified amount and alleges that Triumph, Spiesshofer and Magrone breached their fiduciary duty to HHG and the remaining shareholders by selling their controlling stock of Registrant to Worldwide at a premium and failing to include HHG and the remaining shareholders in the sale, and in failing to share the control premium with such shareholders. The complaint also alleges that Maidenform and Worldwide aided and abetted the selling defendants' alleged breach by allegedly structuring the stock purchase to exclude public shareholders.
HHG also claims that Maidenform and Worldwide, as the controlling shareholders of Registrant since the sale, breached their fiduciary duty to the public shareholders by allegedly operating Registrant as a wholly-owned subsidiary in absence of purchasing 100% of the stock. While the complaint names Registrant as a defendant, it does not articulate any claim for relief against Registrant.



Additionally, in October 1996, Bernard Zimmerman, the owner of 5,000 shares of common stock of Registrant, commenced a related purported class action lawsuit against the same defendants as the HHG lawsuit and asserting identical claims for relief. By stipulation and order dated December 19, 1996, the Zimmerman action was consolidated with the HHG action.

On April 18, 1997, the Court granted defendant's motion to dismiss the complaints for failure to state a cause of action and dismissed the complaints. It is not known at this time whether plaintiffs will file an appeal.

Item 6.  Exhibits and Reports on Form 8-K



               	Exhibits No.     		Description

  (a)
                      		27	     			Financial Data Schedule


  (b)        Reports on Form 8-K

   A Report on Form 8-K was filed on April 3, 1997.

                          EXHIBIT INDEX


                   	Title of Document						                		Page



               Financial Data Schedule				                				26

SIGNATURES


   Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NCC INDUSTRIES, INC.




    Date  May 13, 1997      						By:/s/ Elizabeth J. Coleman
					                           		 Elizabeth J. Coleman
							                            Chairman of the Board
						                             and Chief Executive Officer




    Date	May 13, 1997          			By:/s/ Frank Stull
						                           	 Frank Stull
							                            Executive Vice President
					                              Chief Financial Officer