Form 10-Q
period 1997-06-28
NCC INDUSTRIES INC
filed 1997-08-18
CIK 70855

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

    (MARK ONE)                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----     EXCHANGE ACT OF 1934 For the Quarterly period ended June 28, 1997

   -----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 For the transition period from       to

                         Commission file number 0-3305
                                                ------

                           NCC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                  DELAWARE                       62-0643336
----------------------------------------   ------------------------
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification No.)



    165 MAIN STREET, CORTLAND, NEW YORK             13045
-------------------------------------------    --------------
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

                     Yes __X__                     No _____

At June 28, 1997, there were outstanding 4,375,492 shares of Registrant's Common Stock, par value $1.00 per share.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY

                                   FORM 10-Q

                                     INDEX


-----------------

PART I.            FINANCIAL INFORMATION

                   Item 1. Consolidated Financial Statements:

                   Consolidated Balance Sheets.........................................................  3

                   Consolidated Statements of Operations and Retained Earnings.........................  4

                   Consolidated Statements of Cash Flows...............................................  5-6

                   Notes to Financial Statements.......................................................  7-8

                   Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations........................................  9-11

PART II.           OTHER INFORMATION:

                   Item 1. Legal Proceedings...........................................................  12

                   Item 6. Exhibits and Reports on Form 8-K............................................  13

SIGNATURES                                                                                               14

                                PART I--FINANCIAL INFORMATION
                                Item 1. Financial Statements.
                             NCC INDUSTRIES, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                                                                                                      (a)
                                                                                    June 28,     December 31,
                                                                                      1997           1996
                                                                                  -------------  -------------

ASSETS

Current assets

  Cash and cash equivalents.....................................................  $      35,913  $      73,359

  Accounts receivable, net......................................................      4,978,035     10,007,836

  Income tax refundable.........................................................          --           117,845

  Inventories (Note 2)..........................................................     15,384,916     26,992,458

  Other current assets..........................................................        729,924      2,294,237
                                                                                  -------------  -------------

  Total current assets..........................................................     21,128,788     39,485,735

Property, plant and equipment at cost, net......................................      5,566,345      7,749,955

Other assets....................................................................         83,452         97,897
                                                                                  -------------  -------------

Total Assets....................................................................  $  26,778,585  $  47,333,587
                                                                                  -------------  -------------
                                                                                  -------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses.........................................  $   8,313,557  $   8,907,721

  Due to affiliates.............................................................      1,975,038      8,757,613

  Current portion of long-term debt.............................................      1,916,415      1,916,415
                                                                                  -------------  -------------

  Total current liabilities.....................................................     12,205,010     19,581,749

  Other liabilities.............................................................      1,473,912      1,852,225

  Shareholder's equity..........................................................     13,099,663     25,899,613
                                                                                  -------------  -------------

Total Liabilities and Shareholders Equity.......................................  $  26,778,585  $  47,333,587
                                                                                  -------------  -------------
                                                                                  -------------  -------------

------------------------

(a) Derived from December 31, 1996 audited financial statements.

                                   See notes to financial statements.

                                NCC INDUSTRIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                           (UNAUDITED)



                                                         Three Months Ended              Six Months Ended
                                                    ----------------------------    -----------------------------
                                                        June 28,       June 29,        June 28,       June 29,
                                                          1997           1996            1997           1996
                                                     --------------  -------------  --------------  -------------

STATEMENTS OF OPERATIONS
  Net sales........................................  $   11,482,526  $  28,106,000  $   23,777,502  $  50,800,362

  Cost and expenses

    Cost of sales, shipping, selling, general and
    administrative expenses........................      24,414,512     28,302,278      37,728,519     51,459,339

    Interest expense...............................         321,136        526,749         608,024        857,014
                                                     --------------  -------------  --------------  -------------

                                                         24,735,648     28,829,027      38,336,543     52,316,353

  Loss before income taxes.........................     (13,253,122)      (723,027)    (14,559,041)    (1,515,991)

  Income tax benefit...............................      (1,771,883)      (202,447)     (1,759,091)      (464,977)
                                                     --------------  -------------  --------------  -------------

  Net loss.........................................  ($  11,481,239) ($    520,580) ($  12,799,950) ($  1,051,014)
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

  Loss per common share............................  ($        2.62) ($        .12) ($        2.93) ($        .24)
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

  Weighted average shares used in computing per
    share amounts..................................       4,375,492      4,375,492       4,375,492      4,375,492

STATEMENTS OF RETAINED EARNINGS
Retained earnings, beginning.......................  $   17,319,178  $  31,114,962  $   18,637,889  $  31,645,396
Net loss...........................................     (11,481,239)      (520,580)    (12,799,950)    (1,051,014)
                                                     --------------  -------------  --------------  -------------
Retained earnings, ending..........................  $    5,837,939  $  30,594,382  $    5,837,939  $  30,594,382
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

                                  See notes to financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Six Months Ended
                                                                                     -----------------------------
                                                                                        June 28,       June 29,
                                                                                          1997           1996
                                                                                     --------------  -------------
Cash flows from operating activities
  Net loss.........................................................................  ($  12,799,950) ($  1,051,014)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation...................................................................         683,927        774,273
    Provision to reduce assets held for sale.......................................       1,267,726           --
    Amortization...................................................................           6,968          8,585
    Provision for losses on accounts receivable....................................          60,000         60,000
    Loss from sale of equipment....................................................         252,934        131,734

  Net change in operating assets and liabilities
    Decrease (increase) in accounts receivable.....................................       4,969,801       (328,754)
    Decrease (increase) in inventory...............................................      11,607,542     (3,794,518)
    (Decrease) increase in accounts payable and accrued expenses...................        (594,164)     3,968,943
    Decrease in income taxes refundable............................................         117,845           --
    Decrease (increase) in other current assets....................................       1,564,313       (476,141)
    Decrease in other assets.......................................................           7,477         97,189
    Decrease in amounts due to affiliates..........................................      (6,782,575)          --
    (Decrease) increase in other liabilities.......................................        (378,313)       504,098
                                                                                     --------------  -------------
  Net cash used in operating activities............................................         (16,469)      (105,605)

Cash flows from investing activities
    Purchase of plant & equipment..................................................         (20,977)       (85,200)
    Proceeds from sales of investments.............................................            --          555,415
                                                                                     --------------  -------------
  Net cash (used in) provided by investing activities..............................         (20,977)       470,215

                                See notes to financial statements.

                      NCC INDUSTRIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                              Six Months Ended   Six Months Ended
                                                                                  June 28,           June 29,
                                                                                    1997               1996
                                                                              -----------------  -----------------

  Net (decrease) increase in cash...........................................     ($   37,446)      $     364,610

  Cash, beginning of year...................................................          73,359             725,198
                                                                                    --------     -----------------

  Cash, end of quarter......................................................     $    35,913       $   1,089,808
                                                                                    --------     -----------------
                                                                                    --------     -----------------

Supplemental disclosure of cash flow information

  Cash paid during the six months for interest..............................     $   322,855       $     164,273
                                                                                    --------     -----------------
                                                                                    --------     -----------------

  Cash paid during the six months for income taxes..........................     $   106,289       $      18,360
                                                                                    --------     -----------------
                                                                                    --------     -----------------

                                 See notes to financial statements.

                              NCC INDUSTRIES, INC. AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

1. Basis of Presentation:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim period have been included. Operating results for the six month period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The Registrant's operations historically have been engaged in the foundation garment business, which consists of the design, manufacture and sale of brassieres, panties and girdles.

    In April 1995, Maidenform Worldwide, Inc. ("Worldwide") acquired approximately 92.4% of the common stock of Registrant from Triumph International Overseas, Limited, a Liechtenstein corporation ("Triumph"), Guenther Spiesshofer, a former officer and director of Registrant ("Spiesshofer"), and Frank Magrone, a former officer of Registrant ("Magrone") (the "Acquisition"). Following the closing of this Acquisition, Worldwide contributed all of the purchased shares of Registrant's common stock to Maidenform, Inc. ("Maidenform"), a wholly owned subsidiary of Worldwide. Simultaneously Triumph purchased, along with Mr. Magrone, approximately 28% of the outstanding shares of Class A common stock of Worldwide and, therefore, Triumph remains a related party to Registant.

    Registrant's consolidated financial statements for the year ended December 31,1996 were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Registrant has experienced a decline in the trend of earnings with a net (loss) gain of ($12,697,794), $2,750,664, and $5,901,012 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, Worldwide also had losses for the years ended December 31, 1996 and 1995.

2. Inventory:

           a) Inventories at June 28, 1997 are stated at the lower of cost (first-in, first-out) or market (generally realizable net amount), and are obtained from the perpetual inventory records of the Company.

           b)  Inventories for all periods indicated consist of the following:

                                                    June 28,
                                                      1997       December 31,
                                                   (unaudited)       1996
                                                  -------------  -------------

Raw Materials..................................  $   9,477,117  $   5,675,483
Work in process................................      2,171,307      3,337,370
Finished goods.................................      3,736,492     17,979,605
                                                 -------------  -------------
    Total......................................  $  15,384,916  $  26,992,458
                                                 -------------  -------------
                                                 -------------  -------------

3. Net loss per share:

Per share amounts are based on the weighted average number of shares outstanding during the period.

4. Debt

    Registrant participates in the consolidated cash management system of its ultimate parent, Worldwide. As such, Registrant is a party to, and its liquidity is dependent upon, Worldwide's financing arrangements.

5. Restructuring Costs

    During the second quarter ended June 28, 1997, restructuring costs for increased inventory reserves, facilities exit costs, and related severance amounts to approximately $ 6,000,000.

6. Subsequent Event

    On July 22, 1997, the Registrant announced that it, along with Maidenform Worldwide, Inc. and Maidenform, Inc. (collectively, the ("Maidenform Group"), filed a voluntary petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in the United States District Court for the Southern District of New York. The filing is expected to allow the Maidenform Group to restructure its financial obligations through a plan of reorganization. The Maidenform Group signed a $ 50 million Debtor-In-Possession Credit Agreement in connection with the filing, which was approved by the bankruptcy court.

ITEM 2. Management's Discussion and Analysis of Financial Condition and General Results of Operations.

    Historically, the Registrant manufactured garments in its manufacturing facilities in Cortland, New York and Puerto Rico. In August 1996, Registrant closed two leased Puerto Rican manufacturing facilities. Registrant transferred all equipment from these facilities to Maidenform at net book value for use at other locations. In November 1996, Registrant ceased manufacturing garments and closed its manufacturing facility in Cortland, New York. Registrant now purchases garments and labor from Maidenform and certain of its affiliates, Triumph and certain of its affiliates, and independent contractors.

    Registrant's closed its leased manufacturing facilities in order to obtain more favorable product pricing as a result of manufacturing efficiencies resulting from the integration of operations of Registrant with Maidenform. Registrant and Maidenform are in the process of formalizing a definitive agreement which reflects these arrangements, which Registrant believes will be on terms no less favorable to it than terms available from non-affiliated, third parties. Both parties believe that the utilization of Maidenform's facilities, outside contractors and plant production provides Registrant with a more competive product cost.

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

Results of Operations

    Net sales for the second quarter declined by 59% to $ 11,482,526 at June 28, 1997 from $ 28,106,000 at June 29, 1996. Net sales for the six months of 1997 decreased 53% to $ 23,777,502 at June 28, 1997 from $ 50,800,362 at June
29, 1996. The decline in net sales for the three and six months ended June 28, 1997 is the result of decreases in both units sold and unit price. Unit volume declined 38% for the second quarter of 1997 as compared to the second quarter of 1996, and also declined 43% for the first six months of 1997 as compared to the first six months of 1996. This decline was primarily due to the Registrant's inability to ship stock on a timely basis due to liquidity constraints. The average selling price per unit declined due to closeout sales of discontinued styles and change in the mix of products sold.

    Cost of sales, shipping, selling and general administrative expenses for the three and six months ended June 28,1997 increased to $24,414,512 and $37,728,519, respectively, from $28,302,278 and $57,459,339, respectively, for the same periods in 1996. Cost of sales increased as a result of the aforementioned closeout sales, accrued restructuring costs and change in product mix. Restructuring costs for increased inventory reserves, facilities exit costs, and related severance amounted to approximately $ 6,000,000 in the second quarter of 1997. Shipping, selling and general and administrative expenses for the second quarter and the first six months of 1997 as a percentage of net sales increased as compared to 1996 primarily due to the substantial decline in net sales partially offset by reduced spending.

    Interest expense for the second quarter of 1997 as compared with the second quarter 1996 and the first six months of 1997 as compared with the first six months of 1996 decreased principally due to lower debt levels partially offset by increased interest charges from vendors.

    As a result of the aforementioned items, the net loss in the second quarter and the first six months of 1997 was ($ 11,481,239) and ($ 12,799,950), respectively, as compared with the net loss in the second quarter and the first six months of 1996 which was ($ 520,580) and ($ 1,051,014), respectively.

Financial Condition

    Net cash flows used in operating activities was ($ 16,469) during the first six months of 1997 as compared to($ 105,605) during the first six months of 1996. The increased net loss for the first six months and decrease in amounts due affiliates were offset by decreases in accounts receivable and inventory. Net cash flows used in investing activities decreased due to sales of investments in 1996. Working capital was $ 8,923,778 at June 28, 1997, as compared to $19,903,986 at December 31, 1996.

    Registrant participates in the consolidated cash management system of its ultimate parent, Worldwide, and its subsidiaries, including Maidenform and the Registrant. As such, Registrant is a party to, and its liquidity is dependent upon, the Maidenform Group's financing arrangements. In April 1995, the Maidenform Group entered into a bank loan agreement for a revolving credit facility in the amount of $120,000,000 and a term loan of $50,000,000 (the "Bank Loan Agreement"), and amended and restated its senior note agreement with respect to $30,000,000 principal amount in senior notes (the "Senior Note Agreement" and, collectively, with the Bank Loan Agreement, the "Maidenform Loan Agreements"). The revolving credit facility, which had an expiration date of April 25, 1998, limited borrowings to certain percentages of the Maidenform Group's trade accounts receivable and inventories. The term loan was repayable in increasing quarterly principal installments ranging from $2,000,000 to $3,000,000 commencing on June 30, 1996 through maturity on March 31, 2001. The senior notes are due on September 30, 2003, payable in annual principal installments of $4,285,714 on each September 30, commencing 1997 through 2000. In connection with such financings, Registrant's assets and 92.4% of its stock were pledged as collateral. In the event of a default by Registrant or any other member of the Maidenform Group with respect to the Maidenform Loan Agreements, the lenders could demand repayment of all amounts outstanding and assert their rights as secured creditors against any member of the Maidenform Group, including the Registrant.

    In 1996, events of default occurred under the Maidenform Loan Agreements from time to time due to the Maidenform Group's failure to comply with certain financial covenants and other provisions of such agreements. In September 1996, the Maidenform Loan Agreements were amended whereby the lenders agreed to forbear from exercising their rights and remedies arising from such events of default through January 17, 1997 and to permit overadvances which allowed borrowings beyond the borrowing base tied to inventory and accounts receivable up to a maximum credit limit. In December 1996, the Bank Loan Agreement was amended and restated with a new loan facility (the "New Bank Loan Agreement" and, collectively with the Senior Note Agreement, as amended, the "New Maidenform Loan Agreements"), which increased the revolving credit facility up to a maximum of $145,000,000, provided for a term loan in the original principal amount of $50,000,000, and extended the forbearance until May 31, 1997. In addition, the Senior Note Agreement was amended in order to conform certain provisions therein with the provisions in the New Bank Loan Agreement. In March 1997, the New Bank Loan Agreement was amended to modify the overadvance formula to allow the Maidenform Group to obtain borrowings up to the maximum credit limit. In April 1997, the New Bank Loan Agreement was further amended to increase the available overadvances to allow access to the maximum credit limit, increase the maximum revolving credit limit up to $150,000,000, and amend the forbearance agreement so that certain covenants relating to the first quarter of 1997 were suspended. In May 1997, the New Bank Loan Agreement was again amended to increase the available overadvances to allow access to the maximum credit limit, maintain the small increase in the revolving credit facility amount obtained in the April amendment, and extend the forbearance period through September 30, 1997.

    Under the New Maidenform Loan Agreements, Registrant's assets and 92.4% of its stock were pledged as collateral. In the event of a default by Registrant or any other member of the Maidenform Group under the New Maidenform Loan Agreements, the lenders can demand repayment of all amounts outstanding and assert their rights as secured creditors against any member of the Maidenform Group, including Registrant.

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

    As of June 28, 1997, outstanding borrowings and letters of credit under the then existing revolving credit facility amounted to approximately $141,700,000, outstanding borrowings under the term loan were approximately $29,692,400 and outstanding borrowings under the Senior Note Agreement were approximately $26,344,980.

    On July 22, 1997, the registrant along with Maidenform Worldwide, Inc. and Maidenform, Inc., filed a voluntary petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in the United States District Court for the Southern District of New York. The filing is expected to allow the Maidenform Group to restructure its financial obligations through a plan of reorganization. The effect of the Bankruptcy filing was to stay collection efforts of the outstanding debt discussed above pending further order of the Bankruptcy Court.

    The Maidenform Group signed a $ 50 million Debtor-In-Possession Credit Agreement in connection with the filing (the "DIP Agreement"), which was approved by the bankruptcy court. The DIP Agreement terminates upon any of the following conditions: (i) any material non-compliance by the Borrowers with any of the terms or provisions of either of the orders of the bankruptcy court, (ii) any event of default shall have occurred and any notice required to cause the debtor-in-possession loans to become due and payable shall have been given, (iii) the consummation date of any reorganization plan and (iv) December 31, 1998.

    The debtor-in-possession loan commitment amount is limited to the lesser of:
(i) the excess, if any, of (A) the sum of (I) the borrowing base plus (II) the overadvance on any such date over (B) the sum of the aggregate outstanding principal amount of the (I) advances plus (II) second revolving credit advances plus (III) letter of credit liability plus (IV) cash collateral loans, on any such date, or (ii) on any such date occurring (A) from July 23, 1997 through and including July 29, 1997, $ 10,000,000; (B) from July 30, 1997 through and including August 26, 1997, $ 14,400,000; (C) from August 27, 1997 through and including September 30, 1997, $ 20,900,000; (D) from October 1, 1997 through and including October 28, 1997, $ 23,900,000; (E) from October 29, 1997 through and including November 25, 1997, $ 27,100,000; (F) from November 26, 1997 through and including December 31, 1997, $ 30,000,000; (G) from January 1, 1998 and thereafter, $ 50,000,000.

    The DIP Agreement contains affirmative and negative covenants that, among other matters, restricts indebtedness, liens, contingent obligations, fundamental changes, sales of assets, investments, dividends, transactions with affiliates, foreign exchange contracts, creations of and investments in subsidiaries, minimum monthly amounts of cumulative earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR as defined), capital expenditures, and professional fees.

    As of August 18, 1997, there has not been any need for advances under the DIP Agreement and there is availability of approximately $ 12,700,000 under this facility.

    The Maidenform Group is currently in the process of trying to restructure itself under Chapter 11. However, no assurance can be given that the Maidenform Group will be successful in its restructuring which would allow it to continue in business and allow it to realize its assets and liquidate its liabilities as they become due.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

    During 1996, Herzog, Heine Geduld, Inc. ("HHG"), the owner of approximately 30,214 shares of Registrant's common stock and the principal market maker for Registrant's common stock, commenced a purported class action (the "Action") against Registrant, Maidenform, Worldwide, Triumph, Guenther Spiesshofer, a former director and shareholder of Registrant ("Spiesshofer"), and Frank Magrone, a former officer, director and shareholder of Registrant ("Magrone"). The Action, which HHG sought to maintain on behalf of itself and a putative class of all public shareholders of Registrant as of April 26, 1995, was commenced in New York State Court (the "Court"), seeks compensatory damages in an unspecified amount and alleges that Triumph, Spiesshofer and Magrone breached their fiduciary duty to HHG and the remaining shareholders by selling their controlling stock of Registrant to Worldwide at a premium and failing to include HHG and the remaining shareholders in the sale, and in failing to share the control premium with such shareholders. The complaint also alleges that Maidenform and Worldwide aided and abetted the selling defendants' alleged breach by allegedly structuring the stock purchase to exclude public shareholders. HHG also claims that Maidenform and Worldwide, as the controlling shareholders of Registrant since the sale, breached their fiduciary duty to the public shareholders by allegedly operating Registrant as a wholly-owned subsidiary in absence of purchasing 100% of the stock. While the complaint names Registrant as a defendant, it does not articulate any claim for relief against Registrant.

    Additionally, in October 1996, Bernard Zimmerman, the owner of 5,000 shares of common stock of Registrant, commenced a related purported class action lawsuit against the same defendants as the HHG lawsuit and asserting identical claims for relief. By stipulation and order dated December 19, 1996, the Zimmerman action was consolidated with the HHG action.

    On April 18, 1997, the Court granted defendants' motion to dismiss the complaints for failure to state a cause of action and dismissed the complaints. In May 1997, plaintiffs filed a motion for reconsideration of the Court's decision as to matters unrelated to the Registrant and a notice of appeal. As a result of the bankruptcy filing of the Maidenform Group, these proceedings are automatically stayed as against the Maidenform Group.

    On July 22, 1997, NCC Industries, Inc., along with Maidenform Worldwide, Inc. and Maidenform, Inc. (collectively, the "Maidenform Group"), filed a voluntary petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in the United States District Court for the Southern District of New York.

Item 6. Exhibits and Reports on Form 8-K

                                              Exhibits No.                     Description
                                        ----------------------           -----------------------

                    (a)

                                                    27                   Financial Data Schedule

                                                    99.1                 Debtor-In Possession
                                                                          Agreement

                    (b)                    Reports on Form 8-K

A Report on Form 8-K dated July 22, 1997 filed on July 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NCC INDUSTRIES, INC.



    DATE August 18, 1997                 By:  /s/ FRANK STULL
        -----------------                   --------------------------
                                            Frank Stull
                                            Executive Vice President
                                            Chief Financial Officer
                                            (Duly authorized officer to execute
                                            on behalf of Registrant)

                                       Exhibit Index
                                       -------------



              Title of Document                                      Page
           -----------------------                                   -----

Financial Data Schedule                                               26

Debtor in Possession Credit Agreement

